Form 10QSB
period 2002-09-30
WOOD PRODUCTS INC
filed 2002-11-19
CIK 1175976

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ______.

Commission File Number: 333-91484

WOOD PRODUCTS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	98-0363723
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 186 - 8120 #2 Road, Richmond, B.C. Canada V7B 5J8

(Address of principal executive offices)

(604) 908-1990

(Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), Yes XX No ___ and

(2) has been subject to such filing requirements for the past 90 days. Yes __ No XX

As of September 30, 2002, the issuer had 3,375,000 shares issued and outstanding of its common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Wood Products, Inc.

(A Development Stage Company)

Financial Statements

For the six-month period ended

September 30, 2002 and the period

from January 8, 2002 (incorporation)

to March 31, 2002

(Unaudited - Expressed in US Dollars)

Contents

Financial Statements

Balance Sheets

Statements of Changes in Stockholders' Equity (Capital Deficit)

Statements of Operations

Statements of Cash Flows

Notes to the Financial Statements

Wood Products, Inc.

(A Development Stage Company)

Balance Sheets

(Expressed in US Dollars)

	September 30	March 31
	2002	2002
	(Unaudited)

Assets

Current
Cash	$39,574	932

Deferred offering costs (Note )	15,926	-
Website development costs (Note 4)	1,271	-

Total assets	$56,771	$932

Liabilities and Stockholder's Equity (Capital Deficit)

Liabilities

Current
Accounts payable and accrued liabilities	$15,762	$6,127
Due to stockholder	-	1,199

Total liabilities	15,762	7,326

Stockholder's Equity (Capital Deficit)
Share capital
Authorized
100,000,000 common shares, par value $0.001
Issued and outstanding
3,375,000 (March 31, 2002 - 1,000) common shares	3,375	1
Shares to be issued (Note 5)	-	750
Additional paid-in capital	111,276	-
Deficit accumulated in the development stage	(73,642)	(7,145)

Total stockholder's equity (capital deficit)	41,009	(6,394)

Total Liabilities and Stockholder's Equity (Capital Deficit)	$56,771	$932

Wood Products, Inc.

(A Development Stage Company)

Statements of Changes in Stockholder's Equity (Capital Deficit)

(Expressed in US Dollars)
For the period January 8, 2002 (incorporation) to September 30, 2002

					Deficit	Total
					Accumulated	Stockholders'
	Common Shares		Shares	Additional	in the	Equity
			to be	Paid-in	Development	(Capital
	Shares	Amount	Issued	Capital	Stage	Deficit)

Issuance of common shares at $0.001 on incorporation	1,000	$ 1	$ -	$ -	$ -	$ 1

Shares to be issued (Note 5)	-	-	750	-	-	750
Net loss and comprehensive loss for the period	-	-	-	-	(7,145)	(7,145)
Balance, March 31, 2002	1,000	1	750	-	(7,145)	(6,394)

Issuance of common shares (Note 5)	3,374,000	3,374	(750)	57,336	-	59,960

Additional paid-in capital (Note 6)	-	-	-	53,940	-	53,940

Net loss and comprehensive loss for the period	-	-	-	-	(66,497)	(66,497)

Balance, September 30, 2002 (unaudited)	3,375,000	$ 3,375	$ -	$ 111,276	$ (73,642)	$ 41,009

					Deficit	Total
					Accumulated	Stockholders'
	Common Shares		Shares	Additional	in the	Equity
			to be	Paid-in	Development	(Capital
	Shares	Amount	Issued	Capital	Stage	Deficit)

Issuance of common shares at $0.001 on incorporation	1,000	$ 1	$ -	$ -	$ -	$ 1

Shares to be issued (Note 3)	-	-	750	-	-	750
Net loss and comprehensive loss for the period	-	-	-	-	(7,145)	(7,145)
Balance, March 31, 2002	1,000	1	750	-	(7,145)	(6,394)

Issuance of common shares	3,374,000	3,374	(750)	57,336	-	59,960

Additional paid-in capital (Note 4)	-	-	-	53,940	-	53,940

Net loss and comprehensive loss for the period	-	-	-	-	(64,437)	(64,437)

Balance, September 30, 2002 (unaudited)	3,375,000	$ 3,375	$ -	$ 111,276	$ (71,582)	$ 43,069

Wood Products, Inc.

(A Development Stage Company)

Statements of Operations

(Expressed in US Dollars)

			Period from	Period from
			January 8	January 8
	Three-month	Six-month	2002	2002
	period ended	period ended	(incorporation)	(incorporation) to
	September 30	September 30	to March 31	September 30
	2002	2002	2002	2002
	(Unaudited)	(Unaudited)		(cumulative)
				(Unaudited)

Expenses
Compensation expense (Note 6)	$-	$53,940	$-	$53,940
Office and administration	1,849	3,401	18	3,419
Professional fees	6,766	7,690	7,127	14,817
Website development	127	1,466	-	1,466

Net loss for the period	$(8,742)	$(66,497)	$(7,145)	$(73,642)

Basic and diluted loss per share	$(0.004)	$(0.059)	$(7.145)	$(0.098)

Weighted average shares outstanding	2,250,333	1,125,667	1,000	750,777

Wood Products, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Expressed in US Dollars)

		Period from	Period from
		January 8	January 8
	Six-month	2002	2002
	period ended	(incorporation)	(incorporation) to
	September 30	to March 31	September 30
	2002	2002	2002
	(Unaudited)		(cumulative)
			(Unaudited)
Operating activities
Net loss for the period	$(66,497)	$(7,145)	$(73,642)
Adjustment to reconcile net loss for the period
to cash used in operating activities
Compensation expense	53,940	-	53,940
Increase in accounts payable and accrued liabilities	9,635	6,127	15,762

Cash used in operating activities	(2,922)	(1,018)	(3,940)

Financing activities
Advances from (repayment of) loans from stockholders	(1,199)	1,199	-
Proceeds from subscriptions and issuance of common shares	59,960	751	60,711
Deferred offering costs	(15,926)	-	(15,926)

Cash provided by financing activities	42,835	1,950	44,785

Investing activity
Increase in deferred website development costs	(1,271)	-	(1,271)

Increase in cash	38,642	932	39,574

Cash, beginning of period	932	-	-

Cash, end of period	$39,574	$932	$39,574

Supplemental information
Interest and taxes paid	$-	$-	$-

Non-cash financing activities:
Issuance of shares for compensation expense	$53,940	$-	$53,940

Wood Products, Inc.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in US Dollars)

Information relating to the period subsequent to March 31, 2002 is unaudited

1. Basis of Presentation

These financial statements are stated in US dollars and are prepared in accordance with US generally accepted accounting principles. The Company is currently in the development stage and presents its financial statements in accordance with Statement of Financial Accounting Standard ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises".

The Company has selected March 31 as its fiscal year end.

The financial statements for the six-month period ended September 30, 2002 included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the applicable regulatory authorities. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.

The results of operations for the interim periods are not indicative of annual results.

2. Nature of Business and Ability to Continue Operations

Wood Products, Inc. was incorporated on January 8, 2002 under the laws of the State of Nevada. The Company is in the process of organizing its business which is to supply Canadian building products and component material packages for packaged homes for export to customers worldwide. Packaged homes consist of foundation, framing and finishing components which are assembled on the customers building site.

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2002, the Company has recognized no revenue and has accumulated operating losses of $73,642 since its inception and was only recently incorporated. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining long-term financing as well as achieving a profitable level of operations. Management plans to raise equity capital to finance the operations and capital requirements of the Company. The equity financing of approximately $60,000 raised in the six-month period ended September 30, 2002 will be used to complete the development of the Company's business plan and a website and to undertake some advertising and marketing to commence the operation of the business. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available to sustain operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might arise from this uncertainty.

Wood Products, Inc.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in US Dollars)

Information relating to the period subsequent to March 31, 2002 is unaudited

3. Deferred Offering Costs

Costs incurred in respect of the Company's public offering totalling $15,926 are deferred. Such costs will be presented as a reduction of equity in the period proceeds are received and the shares issued.

4. Website Development Costs

Direct internal and external costs associated with the development of the features, content and functionality of the Company's website incurred during the application development stage will be capitalized. All other costs are expensed including those incurred after the date upon which the website is declared operational, except for those costs incurred in respect of significant functionality enhancements. During the six-month period ended September 30, 2002, $1,271 of the costs incurred related to website development qualified for capitalization and were capitalized. Amortization of website development costs will commence once the website is fully operational.

5. Share Capital

During the six-month period ended September 30, 2002, the Company received $59,960 (period ended March 31, 2002 - $750) in respect of stock subscriptions for 3,299,000 (March 2002 - 75,000) shares of the Company's common stock. Stock subscriptions for 2,475,000 shares of common stock were received in May 2002 for an issuance price of $0.01 per share. Stock subscriptions for an additional 899,000 shares of common stock were received from directors (Note 6) in June 2002 for an issuance price of $0.04 per share. All of the shares were issued in July 2002.

6. Compensation Expense

The Company entered into stock subscription agreements with its directors in June 2002 to issue 899,000 shares of the Company's common stock at $0.04 per share for total proceeds of $35,960 (Note 5). The Company has recorded additional paid-in capital of $53,940 for these shares as compensation expense in the Statement of Operations based on the difference between the subscribed price and the price at which the shares are being offered to the public.

7. New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement rescinds the requirement to report gains and losses from extinguishment of debt as an extraordinary item. Additionally, this statement amends Statement 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of this statement relating to Statement 4 are applicable in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. The adoption of SFAS No. 145 did not have a material effect on the Company's financial statements.

Wood Products, Inc.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in US Dollars)

Information relating to the period subsequent to March 31, 2002 is unaudited

7. New Accounting Pronouncements - Continued

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". For purposes of this Statement, an exit activity includes, but is not limited to a restructuring as that term is defined in International Accounting Standard 37, "Provisions, Contingent Liabilities, and Contingent Assets". The Statement is effective for exit or disposal activities initiated on or after December 31, 2002. Management is evaluating the impact of adopting SFAS No. 146 on the Company's financial statements.

Item 2.  Plan of Operation

Wood Products' objective is to pursue the assembly of quality packaged homes and the supply of component material packages in Canada for export to customers worldwide.  Packaged homes will be custom shipments of framing, lumber, and finishing components, which will be assembled on the building site.  Standard packages are designed to be affordable, with step-by-step instructions, and compliant with local building regulations.  Wood Products will source all the products and services for resale and will not be carrying any inventories.

Wood Products plans to market its wood home packages through a network of small builders and individual home clients in the United States and Germany.  The Company's website, for the next 12 months, will be the cornerstone of Wood Products' marketing plan.  Wood Products will attempt to drive potential customers to the website through search engines, such as www.google.com, and by telephoning, faxing, and/or emailing the names provided by the homebuilder's association lists.

During the next year of operations, Wood Products will concentrate its efforts on website development and soliciting building contractors through the homebuilder's association lists.  At present, Wood Products is pursuing the development of a website and a catalogue of house plans that are compatible with the styles of homes in the countries of the U.S. and Germany. As at September 30, 2002, Wood Products has spent $2,737 on website development and expects to spend an additional $5,000 over the next twelve months.  Most of the website development for layout, colors, links, and navigational functions have been or are being completed within the $2,737 and for the most part can be viewed at www.woodproductscanada.com.  The general public cannot view areas that are under development.   These areas are "what we do", "homes", and "interiors". Over the next six months , Wood Products intends to develop these areas so that they can be shown on the website to the public and/or prospective customers.   Wood Products will be spending the majority of the time developing the "homes" section, whereby it will be developing and cataloging detailed 3-D sketches in black and white.  Once these sections are completed the website will be operational. During the second and third quarter of 2003, Wood Products will only be doing minor "cosmetic" changes as well as adding necessary content.

During the second and third quarters of 2003, Wood Products will concentrate its efforts on soliciting building contractors through the homebuilder's association lists.  It is the intention of Wood Products to attempt to generate sources of revenue during this period.  During the second year of operations, Wood Products intends to be fully operational, with established sources of revenue.

Wood Products has no plans to undertake product research and development in the next twelve months. There are also no plans or expectations to purchase or sell any plant and or significant equipment in the first year of operations. Management also has no intention of hiring a significant number of employees during the first year of operations and until the business has been successfully launched with sales revenues flowing into it.  Wood Products' Officers and Directors intend to do whatever work is necessary to bring the Company to the point of earning revenues from the sale of the products.  Human resource planning will be part of an ongoing process that will include constant evaluation of operations and revenue realization.

At the present time, Wood Products has sufficient funds for the next twelve months of operations. This assumption is based on the fact that, as of September 30, 2002, Wood Products had cash on hand of $39,574, the amount will be spent to carry out the Company's business plan. Wood Products has no established source of revenue and has suffered an operating loss in its initial periods of operations.

In addition, Wood Products is currently offering 30,000 common stocks for sale at $0.10 in an attempt to raise up to $30,000 through this initial public offering.

Item 3.  Effectiveness of the registrant's disclosure controls and procedures

Within the 90-day period prior to the filing of this report, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures were effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the first quarter of fiscal year 2003, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

Part II - Other Information

Item 1. Legal Proceedings

            None

Item 2. Changes in Securities

The Company issued 3,374,000 shares of common stock to investors and directors for a total proceed of $60,710. Of which, $750 was received in period ended March 31, 2002, the remaining $59,960 was received during the six months period ended September 30, 2002.

Item 3. Defaults upon Senior Securities

            None

Item 4. Submission of Matters to a Vote of Security Holders

            None

Item 5. Other information

            None

Item 6. Exhibits and Reports on Form 8-K

Exhibits:

Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Bylaws	Previously Filed
99.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included
99.1	Certification of the Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included

Reports on Form 8-K

            None

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of November 2002.

WOOD PRODUCTS, INC.

/s/ Gordon Watts

By:  Gordon Watts

Its:  President and CEO

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Gordon Watts, certify that:

            1.  I have reviewed this quarterly report on Form 10-QSB of Wood Products, Inc. for the quarter ended September 30, 2002;

            2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

            3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

            4.  The registrant's other certifying offering officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and  procedures to ensure that  material  information relating to the registrant,  including its  consolidated   subsidiaries,  is made known to us by others within those entities,  particularly  during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's  disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation  Date");   and c) presented in this quarterly report our conclusions about the effectiveness of the  disclosure  controls  and  procedures  based  on our  evaluation  as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee  of  registrant's   board  of  directors  (or  persons  performing  the equivalent function): a) all significant deficiencies in the design or operation of internal  controls which could adversely affect the  registrant's  ability to record, process, summarize and report financial data and have identified for the registrant's  auditors any material weaknesses in internal controls;  and b) any fraud, whether or not material,  that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could  significantly   affect internal controls subsequent to the date of our most recent  evaluation,  including any corrective actions with regard to significant deficiencies and material  weaknesses.

Date:             November 19, 2002

/s/ Gordon Watts

Gordon Watts

Chief Executive Officer

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, James Gordon Watts, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Wood Products, Inc. for the quarter ended September 30, 2002;

            2. ..Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

            3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

            4.  The registrant's other certifying offering officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and  procedures to ensure that  material  information relating to the registrant,  including its  consolidated   subsidiaries,  is made known to us by others within those entities,  particularly  during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's  disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation  Date");   and c) presented in this quarterly report our conclusions about the effectiveness of the  disclosure  controls  and  procedures  based  on our  evaluation  as of the Evaluation Date;

         5. The registrant's other  certifying  officers and I have disclosed, based on our most recent evaluation,   to the registrant's auditors and the audit committee  of  registrant's  board  of  directors  (or  persons  performing  the equivalent function): a) all significant deficiencies in the design or operation of internal  controls which could adversely affect the  registrant's  ability to record, process, summarize and report financial data and have identified for the registrant's  auditors any material weaknesses in internal controls;  and b) any fraud, whether or not material,  that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's  other certifying  officers and I have indicated in this quarterly report whether or not there were significant  changes in internal controls or in other factors that could  significantly  affect internal controls subsequent to the date of our most recent   evaluation,  including any corrective actions with regard to significant deficiencies and material  weaknesses.

Date:             November 19, 2002.

/s/ James Gordon Watts

James Gordon Watts

Chief Financial Officer