Form 10QSB
period 2002-12-31
WOOD PRODUCTS INC
filed 2003-02-11
CIK 1175976

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ______ .

Commission File Number: 333-91484

WOOD PRODUCTS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0363723
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 186 – 8120 #2 Road, Richmond, B.C. Canada V7B 5J8
(Address of principal executive offices)

     (604) 908-1990
(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), Yes XX    No ___    and (2) has been subject to such filing requirements for the past 90 days. Yes XX    No    ___

As of December 31, 2002, the issuer had 3,375,000 shares issued and outstanding of its common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Wood Products, Inc.
(A Development Stage Company)
Financial Statements
For the nine-month period ended
December 31, 2002 and the period
from January 8, 2002 (incorporation)
to March 31, 2002
(Unaudited – Expressed in US Dollars)

Contents

Financial Statements

Balance Sheets

Statements of Changes in Stockholders’ Equity (Capital Deficit)

Statements of Operations

Statements of Cash Flows

Notes to the Financial Statements

Wood Products, Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	December 31	March 31
	2002	2002

	(Unaudited)
Assets

Current
Cash	$14,739	$932

Website development costs (Note 3)	1,165	-

Total Assets	$15,904	$932

Liabilities and Stockholders’ Equity (Capital Deficit)

Liabilities

Current
Accounts payable and accrued liabilities	$4,539	$6,127
Due to stockholder	-	1,199

Total liabilities	4,539	7,326

Stockholders’ Equity (Capital Deficit)
Share capital
Authorized
100,000,000 common shares, par value $ 0.001
Issued and outstanding
3,375,000 (March 31, 2002 – 1,000) common shares	3,375	1
Shares to be issued (Note 4)	-	750
Additional paid-in capital	111,276	-
Deficit accumulated in the development stage	(103,286)	(7,145)

Total stockholders’ equity (capital deficit)	11,365	(6,394)

Total Liabilities and Stockholders’ Equity (Capital Deficit)	$15,904	$932

The accompanying notes are an integral part of these financial statements.

Wood Products, Inc.
(A Development Stage Company)
Statements of Changes in Stockholder’s Equity (Capital Deficit)
(Expressed in US Dollars)

For the period January 8, 2002 (incorporation) to December 31, 2002

					Deficit	Total
	Common Shares				Accumulated	Stockholders’
			Shares	Additional	in the	Equity
			to be	Paid-in	Development	(Capital
	Shares	Amount	Issued	Capital	Stage	Deficit)

Issuance of common shares
at $0.001 on incorporation	1,000	$1	$-	$-	$-	$1

Shares to be issued (Note 4)	-	-	750	-	-	750

Net loss and comprehensive loss
for the period	-	-	-	-	(7,145)	(7,145)

Balance, March 31, 2002	1,000	1	750	-	(7,145)	(6,394)

Issuance of common shares (Note 4)	3,374,000	3,374	(750)	57,336	-	59,960

Additional paid-in capital (Note 5)	-	-	-	53,940	-	53,940

Net loss and comprehensive loss for the period	-	-	-	-	(96,141)	(96,141)

Balance, December 31, 2002 (unaudited)	3,375,000	$3,375	$-	$111,276	$(103,286)	$11,365

The accompanying notes are an integral part of these financial statements.

Wood Products, Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)

			Period from	Period from
			January 8	January 8
	Three-month	Nine-month	2002	2002
	period ended	period ended	(incorporation)	(incorporation) to
	December 31	December 31	to March 31	December 31
	2002	2002	2002	2002

	(Unaudited)	(Unaudited)		(cumulative)
				(Unaudited)

Expenses
Compensation expense (Note 5)	$-	$53,940	$-	$53,940
Office and administration	884	4,285	18	4,303
Professional fees	28,655	36,344	7,127	43,471
Website development (Note 3)	106	1,572	-	1,572

Net loss for the period	$(29,645)	$(96,141)	$(7,145)	$(103,286)

Basic and diluted loss per share	$(0.01)	$(0.05)	$(7.15)	$(0.07)

Weighted average shares outstanding	3,375,000	1,875,444	1,000	1,505,833

The accompanying notes are an integral part of these financial statements.

Wood Products, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)

		Period from	Period from
		January 8	January 8
	Nine-month	2002	2002
	period ended	(incorporation)	(incorporation) to
	December 31	to March 31	December 31
	2002	2002	2002

	(Unaudited)		(cumulative)
			(Unaudited)

Operating activities
Net loss for the period	$(96,141)	$(7,145)	$(103,286)
Adjustments to reconcile net loss for the period
to cash used in operating activities
Amortization	106	-	106
Compensation expense	53,940	-	53,940
(Decrease) increase in accounts payable and
accrued liabilities	(1,588)	6,127	4,539

Cash used in operating activities	(43,683)	(1,018)	(44,701)

Financing activities
Advances from (repayment of) loans from stockholders	(1,199)	1,199	-
Proceeds from subscriptions and issuance of common
shares	59,960	751	60,711

Cash provided by financing activities	58,761	1,950	60,711

Investing activity
Increase in deferred website development costs	(1,271)	-	(1,271)

Increase in cash	13,807	932	14,739

Cash, beginning of period	932	-	-

Cash, end of period	$14,739	$932	$14,739

Supplemental information
Interest and taxes paid	$-	$-	$-

Non-cash financing activities:
Compensation expense on issuance of shares	$53,940	$-	$53,940

The accompanying notes are an integral part of these financial statements.

Wood Products, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US Dollars)

Information relating to the period subsequent to March 31, 2002 is unaudited

1.

Basis of Presentation

These financial statements are stated in US dollars and are prepared in accordance with US generally accepted accounting principles. The Company is currently in the development stage and presents its financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”.

The Company has selected March 31 as its fiscal year end.

The financial statements for the nine-month period ended December 31, 2002 included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the applicable regulatory authorities. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

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

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at December 31, 2002, the Company has recognized no revenue and has accumulated operating losses of $103,286 since its inception and was only recently incorporated. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining long-term financing as well as achieving a profitable level of operations. Management plans to raise equity capital to finance the operations and capital requirements of the Company. The equity financing of approximately $60,000 raised in the nine-month period ended December 31, 2002 is being used to complete the development of the Company’s business plan and a website and to undertake some advertising and marketing to commence the operation of the business. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available to sustain operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might arise from this uncertainty.

Wood Products, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US Dollars)

Information relating to the period subsequent to March 31, 2002 is unaudited

3.

Website Development Costs

Direct internal and external costs associated with the development of the features, content and functionality of the Company’s website incurred during the application development stage will be capitalized. All other costs are expensed including those incurred after the date upon which the website is declared operational, except for those costs incurred in respect of significant functionality enhancements. During the nine-month period ended December 31, 2002, $1,271 of the costs incurred related to website development qualified for capitalization and were capitalized. The capitalized costs are amortized over the estimated three year economic life of the website. During the nine-month period ended December 31, 2002, amortization charges of $106 were included in website development costs in the Statements of Operations.

4.

Share Capital

During the nine-month period ended December 31, 2002, the Company received $59,960 (period ended March 31, 2002 - $750) in respect of stock subscriptions for 3,299,000 (March 2002 –75,000) shares of the Company’s common stock. Stock subscriptions for 2,475,000 shares of common stock were received in May 2002 for an issuance price of $0.01 per share. Stock subscriptions for an additional 899,000 shares of common stock were received from directors (Note 5) in June 2002 for an issuance price of $0.04 per share. All of the shares were issued in July 2002.

5.

Compensation Expense

The Company entered into stock subscription agreements with its directors in June 2002 to issue 899,000 shares of the Company’s common stock at $0.04 per share for total proceeds of $35,960 (Note 4). The Company has recorded additional paid-in capital of $53,940 for these shares as compensation expense in the Statement of Operations based on the difference between the subscribed price and the price at which the shares are being offered to the public.

6.

New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This Statement rescinds the requirement to report gains and losses from extinguishment of debt as an extraordinary item. Additionally, this statement amends Statement 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of this statement relating to Statement 4 are applicable in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. The adoption of SFAS No. 145 did not have a material effect on the Company’s financial statements.

Wood Products, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US Dollars)

Information relating to the period subsequent to March 31, 2002 is unaudited

6.

New Accounting Pronouncements – Continued

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”. For purposes of this Statement, an exit activity includes, but is not limited to a restructuring as that term is defined in International Accounting Standard 37, “Provisions, Contingent Liabilities, and Contingent Assets”. The Statement is effective for exit or disposal activities initiated on or after December 31, 2002. Management is evaluating the impact of adopting SFAS No. 146 on the Company’s financial statements.

In December 2002, the Financial Accounting Standards Board Issued Statement No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure an amendment of FASB Statement No. 123", ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock-based compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002. The Company is evaluating the impact of adopting SFAS 148 but does not believe that adoption of this statement will have a material effect on the Company's financial position or results of operations.

Item 2. Plan of Operation

Wood Products, Inc.’s (“Wood Products”) objective is to pursue the assembly of quality packaged homes and the supply of component material packages in Canada for export to customers worldwide. Packaged homes will be custom shipments of framing, lumber, and finishing components, which will be assembled on the building site. Standard packages are designed to be affordable, with step-by-step instructions, and compliant with local building regulations. Wood Products will source all the products and services for resale and will not be carrying any inventories.

Wood Products plans to market its wood home packages through a network of small builders and individual home clients in the United States and Germany. The Company’s website, for the next twelve (12) months, will be the cornerstone of Wood Products’ marketing plan. Wood Products will attempt to drive potential customers to the website through search engines, such as www.google.com, and by telephoning, faxing, and/or emailing the names provided by the homebuilder’s association lists.

During this twelve-month period of operations, Wood Products will concentrate its efforts on website development and soliciting building contractors through the homebuilder’s association lists. As at December 31, 2002, Wood Products has spent $2,737 on website development (of which $1,165 (net of amortization) has been capitalized on the Balance Sheet as website development costs) and expects to spend an additional $3,000 over the next twelve (12) months. Most of the website development for layout, colors, links, and navigational functions have been completed within the $2,737 and can be viewed at www.woodproductscanada.com. Wood Products will be spending the majority of the time developing the “homes” section, whereby it will be developing and cataloging detailed 3-D sketches in black and white. Additionally, Wood Products will be adding more photographs to the “gallery” section, to give it more of a European flavour.

In 2003, Wood Products will concentrate its efforts on soliciting building contractors through the homebuilder’s association lists. It is the intention of Wood Products to attempt to generate sources of revenue during this period.

Wood Products has no plans to undertake product research and development in the next twelve (12) months. There are also no plans or expectations to purchase or sell any plant and or significant equipment in the next twelve months. Management also has no intention of hiring a significant number of employees during the next twelve months as the majority of work is conducted by the Company's directors who are contributing their time to preserve cash flow. At the present time, Wood Products has sufficient funds for the next six (6) months of operations. We intend to fulfill any additional cash requirements through the sale of our equity securities (discussed below). In the event that we are unsuccessful in raising additional equity financing, deficiencies in cash will likely be covered by loans and advances from our directors until such time that we can attract additional equity investment. As at December 31, 2002, Wood Products had $14,739 cash on hand for website maintenance, professional fees, office and miscellaneous expenses. To date, Wood Products has no established source of revenue and has suffered an operating loss in its initial year of operations.

Wood Products’ SB-2A became effective in November 2002. Per the Prospectus filed with the SEC on November 12, 2002, Wood Products was able to offer up to 300,000 shares of common stock at $0.10 per share. This offering had a closing date of December 31, 2002, with an option to extend it for an additional two years from the effective date. Wood Products did not sell any of the offering prior to December 31, 2002, and thus the offering closed. However, if needed, Wood Products could extend the offering to generate cash in the next twelve months. Costs associated with the offering were accordingly written-off and charged as professional fees in December 2002 quarter.

Item 3. Effectiveness of the registrant’s disclosure controls and procedures

Within the 90-day period prior to the filing of this report, the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company’s chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company’s disclosure controls and procedures were effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the third quarter of fiscal year 2003, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

Part II – Other Information

Item 1. Legal Proceedings

          None

Item 2. Changes in Securities

          None

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

Reports on Form 8-K

          None

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 10th day of February 2003.

WOOD PRODUCTS, INC.

/s/ Gordon Watts
By: Gordon Watts
Its: President and CEO

CERTIFICATION PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Gordon Watts, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Wood Products, Inc. for the quarter ended December 31, 2002;

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

     4. The registrant’s other certifying offering officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: _____February 10, 2003______

/s/ Gordon Watts
Gordon Watts
Chief Executive Officer

CERTIFICATION PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, James Gordon Watts, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Wood Products, Inc. for the quarter ended December 31, 2002;

     2. .Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. The registrant’s other certifying offering officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: __February 10, 2003___ _

/s/ James Gordon Watts
James Gordon Watts
Chief Financial Officer

EXHIBIT 99.1.

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officers of the registrant certify, to the best of their knowledge, that the registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2002 (the "Form 10-QSB") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Form 10-QSB, fairly presents, in all material respects, the financial condition and results of operations of the registrant.

Date: February 10, 2003

/s/ Gordon Watts______

Gordon Watts
President, and
Chief Executive Officer

/s/ James Gordon Watts

James Gordon Watts
Chief Financial Officer