Form 10KSB
period 2003-03-31
WOOD PRODUCTS INC
filed 2003-06-30
CIK 1175976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

Date of Report: March 31, 2003

WOOD PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Nevada	333-91484	98-0363723

(State of other jurisdiction of	(Commission File Number)	(IRS Employer Identification No.)
incorporation or organization)

Suite 186 – 8120 #2 Road, Richmond, BC, Canada, V7B 5J8
(Address of principal executive offices)

Registrant’s telephone number: (604) 908-1990

(Mark One)

☒ Annual report pursuant to Section 13 or 15(d) of the securities exchange act of 1934 for the fiscal year ended March 31, 2003.

☐ Transition report under Section 13 or 15(d) of the securities exchange act of 1934

Securities registered under Section 12(b) of the Exchange Act:

Securities registered under Section 12(g) of the Exchange Act:

Common stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 or Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB    ☒

State issuer’s revenues for its most recent fiscal year: $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.     $0.00(1)

(1) There is presently no public market for the common stock. Wood Products has been accepted for trading on the ‘Pink Sheets’, and expects to apply for trading of the common stock on the OTCBB within the next 60-90 days.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of June 25, 2003, the issuer had 3,375,000 shares of common stock issued and outstanding.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report on Form 10-KSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to consummate a merger or business combination, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I

Item 1. Description of Business

Business Development

Wood Products Inc. was incorporated on January 8, 2002, in the state of Nevada. Wood Products has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings. Since becoming incorporated, Wood Products has not made any significant purchase or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations.

Business of Issuer

Wood Products’ objective is to pursue the assembly of quality packaged homes and the supply of component material packages in Canada for export to customers worldwide. Packaged homes will be custom shipments of framing, lumber, and finishing components, which will be assembled on the building site. Standard packages are designed to be affordable, with step-by-step instructions, and compliant with local building regulations. Wood Products will source all the products and services for resale and will not be carrying any inventories.

Principal Products, Services and Their Markets

Wood Products’ objective is to competitively supply Canadian building products for shipment around the world. The supplies will be shipped directly from the suppliers in the following forms: precut home packages, prefabricated packaged homes, whole log and shaped log packages. Wood Products is also going to offer the following services: design and drafting, competitive pricing, packaging, and shipping.

Precut Home Packages

A precut (stick-built) home package will usually include the lumber to frame the house. This lumber is normally shipped in specified lengths to frame the house on a foundation supplied by others. It can also include windows, exterior doors, siding and roofing materials. Wood Products can also include inside finishing materials such as interior doors, trims, closet shelving, kitchen and bathroom cabinets and flooring finishes. The construction of a house made from the precut packages will occur on the building site. Individual packages will be marked as to what the material is for and showing on the drawings how it is used and where in the process of construction it is to be used.

Prefabricated Packaged Homes

Prefabricated packaged homes are the same as precut packages except that Wood Products will have the exterior walls pre-built in four or eight foot sections. These sections are plywood clad and can have the windows and doors installed and also have the siding applied. Wood Products will contract out all their pre-assembly work before shipping. And like the precut packages, prefabricated homes will be constructed on site. Individual packages will be marked as to what the material is for and showing on the drawings how it is used and where in the process of construction it is to be used.

Whole Log Home Packages

Log home packages are the same as the precut packages but are built with whole logs of Western red cedar, Douglas fir and can also be sourced in other species. These logs run in sizes from 10-inch to 20-inch diameter and can range in lengths to 30 feet. Whole log homes are built in the factory then taken apart and marked for easy on-site reconstruction. This includes all interior and exterior walls that are built of whole logs. Individual packages will be marked as to what the material is for and showing on the drawings how it is used and where in the process of construction it is to be used.

Shaped Log Home Packages

Shaped log home packages are the same as the precut packages, which also include the inside wall material and are built with shaped logs of Western red cedar, Douglas fir or other species as requested. The packages are not factory assembled before shipping. These logs usually run 4 to 12 inches in thickness. Individual packages will be marked as to what the material is for and showing on the drawings how it is used and where in the process of construction it is to be used.

Wood Products will also source and supply container or truckload shipments of any building material such as lumber, wood trusses, kitchen and bathroom cabinets, pre-hung and/or finished doors and interior trim, exterior finishing materials (siding, etc.), windows, hardware and other housing components. Standard packages are designed to be affordable, easy to build and ship, and compliant with local building regulations. All packages will be built from locally approved building plans in the destination for which they will be assembled.

In the first two years, the market is to be Germany and the United States. In Germany, Wood Products intends to sell wood framed homes, as they are less expensive and quicker to build (three to six months), than standard German masonry homes, which take twelve to eighteen months. In the United States, the lower Canadian dollar and the NAFTA agreement make building material packages very competitive.

Distribution Methods of the Products and Services

Distribution in Wood Products’ two primary markets, the United States and Germany, will be through individual building contractors. In Germany, Frank Bartek, director of Wood Products, will coordinate the distribution network. Mr. Bartek is also the sole proprietor of Bartek Hausbau GmbH, which is a home building contracting company in Germany. For U.S. distribution, Vancouver-based Gordon Watts, President and director of Wood Products, will oversee operations. As we develop a following of small builders, we can help them offer additional services such as an informative website, design and drafting services, competitive pricing based on high volume, and after-sale service and warranty.

Shipping within North America is usually shipped on flat-decked semi-trailer trucks, which are covered by a tarp to keep the products free from weather and road grime. For overseas shipments they will be loaded into 40-foot containers. Whole log homes are placed into open top containers. All containers shipped to Europe are by sea from Vancouver, B.C., Canada or Seattle, WA.

Sources and Availability of Products and Supplies

Sourcing of components will be based in Vancouver B.C. Canada, which is the headquarters for Wood Products and also a hub of operations for many of Canada's premier lumber manufacturers. We will also use a large number of consolidators from Vancouver, B.C., for wood and supplies.

All supplied framing lumber in Wood Products’ package houses will consist of British Columbia fir, Grade II or better. Hemlock, spruce, and pine may also be included. For finishing materials, customers will have a full range of products available to choose from in the Wood Products online catalogue, at www.woodproductscanada.com.

Competition and Competitive Strategy

In past decades, packaged homes have been a small subset of the pre-fabricated home market. Prefabrication involves factory assembled wall panels and other components, following rigid designs supplied by the manufacturer. Packaging is different from this in two main ways: the architectural design of a packaged home is totally customized; and there is no pre-assembly of structural components.

Wood Products’ market will be strictly with small builders and individual home clients. Wood Products will be able to offer the same services as a larger company.

The packaged home business is very competitive in the retail homeowner side of the business, as it is also very profitable. Most companies, such as Lindal Cedar Homes, work with very high end products and supply only materials that they make themselves. Lindal Cedar Homes, like many packaged home suppliers, are very rigid on what they ship versus what the customer may want. Both Masseurs Watts and Bartek, through their companies Watts Development and Bartek Hausbau, have many years experience in sourcing and buying packaged homes from various suppliers. It is because of these experiences that they are developing Wood Products to enter this market and to be competitive.

Wood Products will be a packaging supplier that will source the material that the small builder specifies. With the individual home client (retail homeowner), Wood Products will work with them to select the materials that suit their needs at a price they can afford. Wood Products will be able to supply any kind of wood structure, such as precut packages to whole log packages. The packages can be anything from just a wood frame to a completed building. Wood Products will attempt to retain the small builder for future projects by offering a volume discount plan. Wood Products does not imagine that the individual home client will be a repeat customer. This volume discount plan will be reviewed on a case-by-case basis. It will further be dependent on the volume discounts we can get from the suppliers, if any.

Sourcing and Payment Terms

Wood Products anticipates the following payment terms from our customers:

  Precut and prefabricated packages. Upon receipt of approved building plans a materials list is produced and returned along with a quote to the customer. Upon acceptance of the quote, the customer will be required to send 25% as a deposit. When the package is ready for shipment, the remaining 75% is required 5 days before the shipping date.

  Whole and shaped log packages. The plans will be designed by Wood Products through an independent design contractor. For this service Wood Products would require a $2,000 CAD deposit. Upon approval of the plans by the customer and the local government, 60% of the quoted price is then required as a deposit. The balance is due 5 days prior to the shipping date.

These are the same financial terms that the suppliers will demand of Wood Products.

Patent, Trademark, License & Franchise Restrictions and Contractual Obligations & Concessions

There are no inherent factors or circumstances associated with this industry, or any of the products or services that Wood Products plans to provide that would give cause for any patent, trademark or license infringements or violations. Wood Products has also not entered into any franchise agreements or other contracts that have given, or could give rise to obligations or concessions.

Governmental Controls, Approvals, and Regulations

Where local government approval is necessary, the small builder will be responsible and will in most cases already be approved. This approval will be sent to Wood Products before any material is shipped.

Government regulations are not a problem on the whole. The industry is governed by local building codes, which in turn are based on engineering standards that are universal from one country to another. Energy efficient, environmentally friendly and design-oriented materials will be used in the package homes. Export standards, as set by the Council of Forest Industries, will be followed. All lumber will be #2 or better as graded by the Council of Forest Industries inspectors. Wood Products will also only ship lumber that has been kiln dried and all wane edges have been removed. Whole and shaped logs are finished to the specifications of the customer, as there are no required export standards.

Item 2. Description of Property.

Wood Products’ principal place of business and corporate offices occupy approximately 50 sq. ft. of a 1,000 sq. ft. office at Suite 186 – 8120 #2 Road, Richmond, B.C., Canada, V7C 5J8. The telephone number is (604) 908-1990. This office is used by Gordon Watts, which is rented from Bernardo Yaw, an un-affiliated person, at $150.00 per month on a month-to-month lease. This lease became effective as of May 1, 2002. Wood Products does not own any real property.

Wood Products does not have any investments or interests in any real estate. Wood Products does not invest in real estate mortgages, nor does it invest in Securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings

We are not a party to any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year ended March 31, 2003, to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

No Public Market for Common Stock

There is presently no public market for the common stock. Wood Products has been accepted for trading on the ‘Pink Sheets’, and expects to apply for trading of the common stock on the OTCBB within the next 60-90 days. However, Wood Products can provide no assurance that the shares will be traded on the OTCBB or, if traded, that a public market will materialize.

Our common shares are in registered form. Pacific Stock Transfer Company, 500 E. Warm Springs Road, Suite 240, Las Vegas, Nevada 89119 (Telephone: (702) 361-3033, facsimile (702) 433-1979) is the registrar and transfer agent for our common shares.

Holders of the Common Stock

As of March 31, 2003, Wood Products had thirty-eight (38) registered shareholders.

Dividends

There are no restrictions in Wood Products’ articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	Wood Products would not be able to pay its debts as they become due in the usual course of business; or

2.
Wood Products’ total assets would be less than the sum of the total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Wood Products has not declared any dividends, and does not plan to declare any dividends in the foreseeable future.

Equity Compensation Plan Information

No stock options, warrants or rights to common shares have been granted from inception through March 31, 2003.

Item 6. Management’s Plan of Operation.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report.

Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Incorporated in January 2002, Wood Products, Inc.’s (“Wood Products”) objective is to pursue the assembly of quality packaged homes and the supply of component material packages in Canada for export to customers worldwide. Packaged homes will be custom shipments of framing, lumber, and finishing components, which will be assembled on the building site. Standard packages are designed to be affordable, with step-by-step instructions, and compliant with local building regulations. Wood Products will source all the products and services for resale and will not be carrying any inventories. To date, we have focused our efforts on the initial development of our business, raising initial funding and the registration of our common shares with the Securities and Exchange Commission.

During the next twelve-month period of operations, Wood Products will concentrate its efforts on continued website development and soliciting building contractors through the homebuilder’s association lists. As at March 31, 2003, Wood Products has spent $3,504 on website development (of which $1,762 (net of amortization) has been capitalized on the Balance Sheet as website development costs) and expects to spend an additional $3,000 over the next twelve (12) months. Most of the website development for layout, colors, links, and navigational functions have been completed within the $3,504 and can be viewed at www.woodproductscanada.com. Wood Products will be spending the majority of the time developing the “homes” section, whereby it will be developing and cataloging detailed 3-D sketches in black and white. Additionally, Wood Products will be adding more photographs to the “gallery” section, to give it more of a European flavour.

During the next twelve months, Wood Products will concentrate its efforts on soliciting building contractors through the homebuilder’s association lists. It is the intention of Wood Products to attempt to generate sources of revenue during this period.

Wood Products has no plans to undertake product research and development in the next twelve (12) months. There are also no plans or expectations to purchase or sell any plant and or significant equipment in the next twelve months. Management also has no intention of hiring a significant number of employees during the next twelve (12) months as the majority of work is conducted by the Company's directors who are contributing their time to preserve cash flow. At the present time, Wood Products does not have sufficient funds for the next six (6) months of operations and will need to raise additional cash. We intend to fulfill any additional cash requirements through the sale of our equity securities. In the event that we are unsuccessful in raising additional equity financing, deficiencies in cash will likely be covered by loans and advances from our directors until such time that we can attract additional equity investment. As at March 31, 2003, Wood Products had $9,181 cash on hand for website maintenance, professional fees, office and miscellaneous expenses. To date, Wood Products has no established source of revenue and has suffered operating losses since our inception in January 2002.

There is substantial doubt about our ability to continue as a going concern as we have suffered recurring losses from operations and have no established source of revenue. Accordingly, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Wood Products’ SB-2/A became effective in November 2002. Per the Prospectus filed with the SEC on November 12, 2002, Wood Products was able to offer up to 300,000 shares of common stock at $0.10 per share. This offering had a closing date of December 31, 2002, with an option to extend it for an additional two years from the effective date. Wood Products did not sell any of the offering prior to December 31, 2002, and thus the offering closed. However, if needed, Wood Products could extend the offering to generate cash in the next twelve months. Costs associated with the offering were accordingly written-off and charged as professional fees in December 2002 quarter.

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

The adoption of these standards did not have a material effect on the Company’s financial statements.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which addresses the accounting for and disclosure of guarantees. FIN 45 requires a guarantor to recognize a liability for the fair value of a guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN 45 issued or modified after December 31, 2002.

FIN 46, “Consolidation of Variable Interest Entities”, clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003.

The Company is evaluating the impact of adopting FIN 45 and FIN 46 but does not believe that adoption of these statements will have a material effect on the Company's financial position or results of operations.

Application of Critical Accounting Policies

Going Concern

Our financial statements have been prepared on a going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, our financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

In order for us to continue as a going concern, we require additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to continue as a going concern, we would likely be unable to realize the carrying value of our assets reflected in the balances set out in the preparation of financial statements.

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from these estimates.

Website Development Costs

Direct internal and external costs associated with the development of the features, content and functionality of our website incurred during the application development stage are capitalized. All other costs are expensed including those incurred after the date upon which the website is declared operational, except for those costs incurred in respect of significant functionality enhancements. The capitalization costs are amortized over the estimated three-year economic life of the website.

Revenue Recognition

The Company intends to develop its business consisting of the supply of component material packages for quality packaged homes for export to customers worldwide. Revenues will be recognized when the products are shipped, there are no uncertainties surrounding product acceptance, there are no significant vendor obligations, the fees are fixed and determinable and collection is considered probable.

Item 7. Financial Statements

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The Independent Auditors’ Report of BDO Dunwoody LLP on our financial statements for the year ended March 31, 2003 are included herein immediately preceding the audited financial statements.

Wood Products, Inc.
(A Development Stage Company)
Financial Statements
For the year ended March 31, 2003,
the period from January 8, 2002 (inception)
to March 31, 2002 and for the cumulative
period from January 8, 2002 (inception) to
March 31, 2003

Contents

Independent Auditors' Report

Financial Statements

Balance Sheets

Statements of Changes in Stockholders’ Equity (Capital Deficit)

Statements of Operations

Statements of Cash Flows

Summary of Significant Accounting Policies

Notes to the Financial Statements

Independent Auditors' Report

To the Directors and Stockholders of
Wood Products, Inc.
(A Development Stage Company)

We have audited the Balance Sheets of Wood Products, Inc. (a development stage company) as at March 31, 2003 and 2002 and the Statements of Changes in Stockholders’ Equity (Capital Deficit), Operations and Cash Flows for the year ended March 31, 2003, the period from January 8, 2002 (inception) to March 31, 2002 and the cumulative period from January 8, 2002 (inception) to March 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Wood Products, Inc. (a development stage company) as at March 31, 2003 and 2002 and the results of its operations and its cash flows for the year ended March 31, 2003, the period from January 8, 2002 (inception) to March 31, 2002 and the cumulative period from January 8, 2002 (inception) to March 31, 2003 in accordance with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no established source of revenue, has accumulated operating losses of $114,282 since its inception and has a working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Dunwoody LLP

Chartered Accountants

Vancouver, Canada
May 23, 2003

Wood Products, Inc.
(A Development Stage Company)
Balance Sheets
(Stated in US Dollars)

March 31	2003	2002

Assets

Current
Cash	$9,181	$932

Website development costs (Note 2)	1,762	-

Total Assets	$10,943	$932

Liabilities and Stockholders’ Equity (Capital Deficit)

Liabilities

Current
Accounts payable and accrued liabilities	$10,574	$6,127
Due to stockholder	-	1,199

Total liabilities	10,574	7,326

Stockholders’ Equity (Capital Deficit)
Share capital
Authorized
100,000,000 common shares with par value $ 0.001
Issued and outstanding
3,375,000 (2002 – 1,000) common shares	3,375	1
Shares to be issued (Note 4)	-	750
Additional paid-in capital	111,276	-
Deficit accumulated in the development stage	(114,282)	(7,145)

Total stockholders’ equity (capital deficit)	369	(6,394)

Total Liabilities and Stockholders’ Equity (Capital Deficit)	$10,943	$932

The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

Wood Products, Inc.
(A Development Stage Company)
Statements of Changes in Stockholders’ Equity (Capital Deficit)
(Stated in US Dollars)

For the period from January 8, 2002 (inception) to March 31, 2003

					Deficit	Total
	Common Shares				Accumulated	Stockholders’
			Shares	Additional	in the	Equity
			to be	Paid-in	Development	(Capital
	Shares	Amount	Issued	Capital	Stage	Deficit)

Issuance of common shares
at $0.001 per share on inception	1,000	$1	$-	$-	$-	$1

Shares to be issued (Note 4)	-	-	750	-	-	750

Net loss for the period	-	-	-	-	(7,145)	(7,145)

Balance, March 31, 2002	1,000	1	750	-	(7,145)	(6,394)

Issuance of common shares
at $0.01 per share (Note 4)	2,475,000	2,475	(750)	22,275	-	24,000

Issuance of common shares
at $0.04 per share (Note 4)	899,000	899	-	35,061	-	35,960

Compensation expense for shares
issued below market price	-	-	-	53,940	-	53,940
(Note 5)

Net loss for the year	-	-	-	-	(107,137)	(107,137)

Balance, March 31, 2003	3,375,000	$3,375	$-	$111,276	$(114,282)	$369

The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

Wood Products, Inc.
(A Development Stage Company)
Statements of Operations
(Stated in US Dollars)

		For the	For the
		period from	period from
		January 8	January 8
	For the	2002	2002
	year ended	(inception)	(inception)
	March 31	to March 31	to March 31
	2003	2002	2003

			(Cumulative)

Expenses
Compensation expense (Note 5)	$53,940	$-	$53,940
Office and administration	5,494	18	5,512
Professional fees	45,961	7,127	53,088
Website development	1,742	-	1,742

Net loss for the year	$(107,137)	$(7,145)	$(114,282)

Basic and diluted loss per share	$(0.05)	$(7.15)

Weighted average shares outstanding	2,250,333	1,000

The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

Wood Products, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Stated in US Dollars)

		For the	For the
		Period from	Period from
		January 8	January 8
	For the	2002	2002
	year ended	(inception)	(inception)
	March 31	to March 31	to March 31
	2003	2002	2003

			(Cumulative)

Operating activities
Net loss for the period	$(107,137)	$(7,145)	$(114,282)
Adjustments to reconcile net loss for the period
to cash used in operating activities
Amortization	276	-	276
Non-cash compensation expense	53,940	-	53,940
Increase in accounts payable and accrued liabilities	4,447	6,127	10,574

Cash used in operating activities	(48,474)	(1,018)	(49,492)

Financing activities
Advances from (repayment of loans from) stockholder	(1,199)	1,199	-
Proceeds from subscriptions and issuance of
common shares	59,960	751	60,711

Cash provided by financing activities	58,761	1,950	60,711

Investing activity
Increase in deferred website development costs	(2,038)	-	(2,038)

Increase in cash	8,249	932	9,181

Cash, beginning of period	932	-	-

Cash, end of period	$9,181	$932	$9,181

Supplemental information
Interest and taxes paid	$-	$-	$-

Non-cash financing activities:
Compensation expense on issuance of shares	$53,940	$-	$53,940

The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

Wood Products, Inc.
(A Development Stage Company)
Summary of Significant Accounting Policies
(Stated in US Dollars)

March 31, 2003

Basis of Presentation
These financial statements are stated in US dollars and are prepared in accordance with US generally accepted accounting principles. The Company is currently in the development stage and presents its financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”.

Use of Estimates
The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from management’s best estimates as additional information becomes available in the future.

Income Taxes
The Company follows the provisions of SFAS No. 109, “Accounting for Income Taxes”, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect in the years in which the differences are expected to reverse.

Financial Instruments
The Company’s financial instruments consist of cash, accounts payable and accrued liabilities. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values due to the short-term nature of the instruments.

Loss Per Share
Loss per share is computed in accordance with SFAS No. 128, “Earnings Per Share”. Basic loss per share is calculated by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share equals basic loss per share at March 31, 2003 and 2002 because there are no common stock equivalents.

Revenue Recognition
The Company intends to develop its business consisting of the supply of component material packages for quality packaged homes for export to customers worldwide. Revenues will be recognized when the products are shipped, there are no uncertainties surrounding product acceptance, there are no significant vendor obligations, the fees are fixed and determinable and collection is considered probable.

Wood Products, Inc.
(A Development Stage Company)
Summary of Significant Accounting Policies
(Stated in US Dollars)

March 31, 2003

Website Development Costs
Direct internal and external costs associated with the development of the features, content and functionality of the Company’s website incurred during the application development stage are capitalized. All other costs are expensed including those incurred after the date upon which the website is declared operational, except for those costs incurred in respect of significant functionality enhancements. The capitalized costs are amortized over the estimated three year economic life of the website and the amortization charges are included in website development costs in the Statements of Operations.

Advertising	The Company follows the provisions of Statement of Position 93-7 in accounting for costs of advertising. Advertising costs will be charged to expense as incurred.

New Accounting Pronouncements
In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This Statement rescinds the requirement to report gains and losses from extinguishment of debt as an extraordinary item. Additionally, this statement amends Statement 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of this statement relating to Statement 4 are applicable in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 were effective for transactions occurring after May 15, 2002. All other provisions of this Statement were effective for financial statements issued on or after May 15, 2002.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”. For purposes of this Statement, an exit activity includes, but is not limited to a restructuring as that term is defined in International Accounting Standard 37, “Provisions, Contingent Liabilities, and Contingent Assets”. The Statement was effective for exit or disposal activities initiated on or after December 31, 2002.

The adoption of these standards did not have a material effect on the Company’s financial statements

In November 2002 the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which addresses the accounting for and disclosure of guarantees. FIN 45 requires a guarantor to recognize a liability for the fair value of a guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN 45 issued or modified after December 31, 2002.

Wood Products, Inc.
(A Development Stage Company)
Summary of Significant Accounting Policies
(Stated in US Dollars)
March 31, 2003

New Accounting Pronouncements - Continued

FIN 46, “Consolidation of Variable Interest Entities”, clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003.

The Company is evaluating the impact of adopting FIN 45 and FIN 46 but does not believe that adoption of these statements will have a material effect on the Company's financial position or results of operations.

Wood Products, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Stated in US Dollars)

March 31, 2003

1.

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

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2003, the Company has no established source of revenue, has accumulated operating losses of $114,282 since its inception and has a working capital deficit. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining long-term financing as well as achieving a profitable level of operations. The equity financing of approximately $60,000 raised in the year ended March 31, 2003 is being used for administrative and financing purposes to complete the development of the Company’s business plan and a web site and to undertake some advertising and marketing to commence the operation of the business. Management plans to raise additional equity capital as necessary to finance the operations and capital requirements of the Company. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available to sustain operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might arise from this uncertainty.

2.	Website Development Costs

	2003	2002

Direct costs	$2,038	$-
Less: accumulated amortization	(276)	-

	$1,762	$-

3.	Income Taxes The tax effects of temporary differences that give rise to the Company’s deferred tax assets are as follows:

	2003	2002

Net operating losses	$20,516	$2,430
Valuation allowance	(20,516)	(2,430)

Deferred tax asset (liability)	$-	$-

Wood Products, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Stated in US Dollars)

March 31, 2003

3.	Income Taxes – Continued The provision for income taxes differs from the amount computed using the federal statutory income tax rate as follows:

		For the
		period from
	For the	January 8
	year	2002
	ended	(inception)
	March 31	to March 31
	2003	2002

Provision (benefit) at the federal statutory rate	$(36,426)	$(2,430)
Compensation expense	18,340	-
Increase in valuation allowance	18,086	2,430

	$-	$-

At March 31, 2003, the Company had losses available for income tax purposes of approximately $60,000 which, if not used, will expire in 2022 and 2023.

The Company evaluates its valuation allowance requirements based on projected future operations. Management has recorded a valuation allowance because it believes it is more likely than not that the future income tax benefits of the current loss will not be realized. When circumstances change and this causes a change in management’s judgement about the recoverability of deferred tax assets, the impact of the change on the valuation allowance will be reflected in current income.

4.

Share Capital

In February 2002, stock subscriptions for 75,000 shares of common stock were received for an issuance price of $0.01 per share for total proceeds of $750.

During the year ended March 31, 2003, the Company received $59,960 in respect of stock subscriptions for 3,299,000 shares of the Company’s common stock. Stock subscriptions of $24,000 for 2,400,000 shares of common stock were received in May 2002 for an issuance price of $0.01 per share. Stock subscriptions of $35,960 for an additional 899,000 shares of common stock were received from directors (Note 5) in June 2002 for an issuance price of $0.04 per share

The shares were issued in July 2002.

5.

Compensation Expense

The Company entered into stock subscription agreements with its directors in June 2002 to issue 899,000 shares of the Company’s stock at $0.04 per share for total proceeds of $35,960 (Note 4). During the year ended March 31, 2003, the Company has recorded additional paid-in capital of $53,940 (period ended March 31, 2002 - $Nil) for these shares as compensation expense in the Statements of Operations based on the difference between the subscribed price and the price at which the shares were being offered to the public.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

All directors of our company hold office until the next annual meeting of the shareholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Wood Products’ executive officers and directors, their positions held and their respective ages as of March 31, 2003, are as follows:

Directors:

Name of Director	Age

Gordon William Watts	68
James Gordon Watts	40
Frank Bartek	47

Executive Officers:

Name of Officer	Age	Office

Gordon William Watts	68	President
James Gordon Watts	40	CFO, Secretary and Treasurer

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Gordon Watts, President, Member of the Board of Directors, age 68.

Mr. Watts has been in the residential housing and light commercial building business for over 45 years. He has been shipping and building homes in the U.S. since 1984. In 1989 he and his wife formed Watts Development Corporation, incorporated in British Columbia, Canada. Since inception, Mr. Watts has been secretary, treasurer, and managing director of the company. Mr. Watts expanded this business in 1995, to include shipping homes to China, Japan, and Germany. Watts Development Corporation is strictly a building management company. The company currently buys its building products from ‘packaged-home’ building companies.

Both Watts Development and Bartek Hausbau buy packaged homes from other packaged home suppliers. As these companies are both users of packaged homes, Messieurs Watts and Bartek felt there was an opportunity to join forces to produce packaged homes. Watts Development and Bartek Hausebau would be customers of Woods Products. Watts Development and Bartek Hausebau will not be competitors of Wood Products.

Mr. Watts will be allocating his time to Wood Products on a priority basis over his running of Watts Development. As of this filing, Mr. Watts has been allocating approximately 25 hours per week to Wood Products and anticipates doing so during the development of the business plan. Mr. Watts will not be charging Wood Products for his time in the next twelve months.

James Watts, Chief Financial Officer, Secretary and Treasurer, Member of the Board of Directors, age 40, son of Gordon Watts.

Mr. James Watts has been in the transportation industry since 1982. He joined Vancouver Courier Ltd in 1982 as a driver/owner. In September of 1982, he became the dispatcher for Vancouver Courier. In October 1983, James Watts was made General Manager. It was in this position that he was able to negotiate and acquire the delivery contract for Purolator Courier in Vancouver and surrounding area. This contract made Vancouver Courier responsible for all Purolator deliveries within this area. In the summer of 1990, Purolator Courier took over the delivery themselves. This transition took a few months and in December of 1990, James Watts left Vancouver Courier Ltd.

Since then, Mr. Watts has formed the following companies

1993 – Formed and operated Whistler Towing Company and sold the company in 2000.
2000 – Formed and currently operates Fastpark, which is a local parking management company.

Mr. Watts, will be able to spend 5 to 10 hours per week on the development of Wood Products. Mr. Watts will not be charging Wood Products for his time in the next twelve months.

Frank Bartek, Member of the Board of Directors, age 47.

Mr. Bartek graduated from the British Columbia Institute of Technology (BCIT), located in Burnaby B.C., in 1980 with a Diploma in Plumbing and Heating. In 1981, he formed B & S Enterprises for the purpose of running a plumbing and heating contracting business. In 1995, he first worked in Germany as a plumbing and heating contractor. Mr. Bartek is still running B & S Enterprises in Germany as a plumbing and heating contractor.

1998 – After seeing the opportunities to build German style homes with Canadian materials and methods he moved to Germany.
2000 – Mr. Bartek founded his own building company in Germany, Bartek Hausbau GmbH (“Bartek Hausbau”).

Mr. Bartek has been and will continue to spend up to 25 hours per week on the development of Wood Products. Mr. Bartek will not be charging Wood Products for his time in the next twelve months.

None of Wood Products’ Directors or executive officers have been involved, during the past five years, in any bankruptcy proceeding, conviction or criminal proceedings; has not been subject to any order, judgment, or decree, not subsequently reversed or suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and has not been found by a court of competent jurisdiction, the Commission or the Commodity Futures trading Commission to have violated a federal or state securities or commodities law.

Employment Agreements

None

Committees of the Board

We do not have an audit or compensation committee at this time

Significant Employees

Wood Products has no significant employees other than the officers and directors described above, whose time and efforts are being provided to Wood Products without compensation.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
being subject to any order, judgement, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.
being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgement has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our company with copies of all Section 16(a) reports they file.

To the best of our knowledge, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner.

Item 10. Executive Compensation.

Summary Compensation Table

Name and	Fiscal	Salary	Bonus	Other annual	Restricted	Securities	LTIP	All other
principal	Year			compensation	stock	underlying	payouts	compensation
position					award(s)	options/
						SARs

Gordon	2003	0	0	0	0	0	0	$17,940
William	20021	0	0	0	0	0	0	$0
Watts,
Director,
President
James	2003	0	0	0	0	0	0	$18,000
Gordon	20021	0	0	0	0	0	0	$0
Watts,
Director,
Secretary,
Treasurer
Frank	2003	0	0	0	0	0	0	$18,000
Bartek,	20021	0	0	0	0	0	0	$0
Director

1      Incorporated on January 8, 2002.

There has been no cash payment paid to the executive officers for services rendered in all capacities to us for the period from incorporation in January 2002 through March 31, 2003. There has been no compensation awarded to, earned by, or paid to the executive officers by any person for services rendered in all capacities to us for the fiscal period ended March 31, 2003. The directors have been deemed to have received compensation in the form of the difference between the price they paid for their shares in June 2002, and the price the shares were offered by Wood Products to the public by way of its registration on Form SB-2.

Stock Option Grants

Wood Products did not grant any stock options to the executive officers during the most recent fiscal year ended March 31, 2003. Wood Products has also not granted any stock options to the executive officers since incorporation, January 8, 2002.

Employment Agreements

There are no employment agreements

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table provides the names and addresses of each person known to Wood Products to own more than 5% of the outstanding common stock as of June 25, 2003, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common Stock	Gordon Watts 8360 Fairfax Place, Richmond, B.C. Canada, V7C 3Z1	300,000 shares	8.9%
Common Stock	James Watts, P.O. Box 64, Whistler, B.C. Canada, V0N 1B0	300,000 shares	8.9%
Common Stock	Frank Bartek Georg-August-Moller-SH-92, Bad Hersfeld, 36251, German	300,000 shares	8.9%
Common Stock	All Officers and Directors as a Group that consists of 3 people.	900,000 shares	26.7%
Common Stock	Nanuk Warman & Onelis Estevez Leyva #506 - 3495 Cambie Street, Vancouver, B.C. Canada, V5Z 4R3	200,000 shares	5.9%
Common Stock	Tanis Cornwall & Robert Lalich 14846 Roper Ave., White Rock, B.C. Canada, V4B 2E2	175,000 shares	5.2%

The percent of class is based on 3,375,000 shares of common stock issued and outstanding as of June 25, 2003. There are no shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days.

Change in Control

We are unaware of any contract or other arrangement, the operation of which may, at a subsequent date, result in a change of control of our company.

Item 12. Certain Relationships and Related Transactions.

Except as discussed above, there have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

Item 13. Exhibits and Reports on Form 8-K

Exhibits

Exhibit No.	Document	Location

3.1	Articles of Incorporation	Previously Filed
3.2	Bylaws	Previously filed

Reports on Form 8-K

No reports on Form 8-K have been filed during the last quarter of the year ended March 31, 2003.

Financial Statements Filed as Part of the Annual Report:

The following Financial Statements pertaining to Wood Products are filed as part of this annual report:

Independent Auditors' Report – BDO Dunwoody LLP, dated May 23, 2003

Balance Sheets as at March 31, 2003 and 2002

Statement of Changes in Stockholders' Equity (Capital Deficit) for the period from January 8, 2002 (incorporation) to March 31, 2003

Statements of Operations for the period from January 8, 2002 (incorporation) to March 31, 2003, for the year ended March 31, 2003 and the period from January 8, 2002 (incorporation) to March 31, 2002

Statements of Cash Flows for the period from January 8, 2002 (incorporation) to March 31, 2003, for the year ended March 31, 2003 and the period from January 8, 2002 (incorporation) to March 31, 2002

Summary of Significant Accounting Policies

Notes to the Financial Statements

Item 14. Controls and Procedures

Our management, which includes our President and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") within

90 days prior to the filing date of this report. Based upon that evaluation, our management has concluded that our disclosure controls and procedures are effective for timely gathering, analysing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOOD PRODUCTS, INC.

/s/ Gordon William Watts
Gordon William Watts, President
Dated: June 27, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gordon William Watts
Gordon William Watts, President, Director
Dated: June 27, 2003

/s/ James Gordon Watts
James Gordon Watts, Secretary/Treasurer, Director
Dated: June 27, 2003

/s/ Frank Bartek
Frank Bartek, Director
Dated: June 27, 2003

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Annual Report of Wood Products, Inc., a Nevada corporation (the “Company”), on Form 10-KSB for the year ending March 31, 2003, as filed with the Securities and Exchange Commission (the “Report”), I, Gordon Watts, President of the Company, certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Gordon William Watts
Gordon William Watts
President

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Annual Report of Wood Products, Inc., a Nevada corporation (the “Company”), on Form 10-KSB for the year ending March 31, 2003, as filed with the Securities and Exchange Commission (the “Report”), I, James Watts, Chief Financial Officer of the Company, certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ James Gordon Watts
James Gordon Watts
CFO

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Gordon William Watts, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Wood Products, Inc. for the year ended March 31, 2003;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     4. The registrant’s other certifying offering officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 27, 2003_

/s/ Gordon William Watts
Gordon William Watts
President

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, James Gordon Watts, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Wood Products, Inc. for the year ended March 31, 2003;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     4. The registrant’s other certifying offering officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 27, 2003__

/s/ James Gordon Watts
James Gordon Watts
Secretary/Treasurer