Form 10QSB
period 2003-06-30
WOOD PRODUCTS INC
filed 2003-08-15
CIK 1175976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ____ TO ______ .

Commission File Number: 333-91484

WOOD PRODUCTS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0363723
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 186 – 8120 #2 Road, Richmond, B.C. Canada V7C 5J8
(Address of principal executive offices)

(604) 908-1990
(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), Yes ☒   No ☐     and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

As of June 30, 2003, the issuer had 3,375,000 shares issued and outstanding of its common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Wood Products, Inc.
(A Development Stage Company)
Interim Financial Statements
For the three-month periods ended
June 30, 2003 and 2002
(Unaudited – Expressed in US Dollars)

Contents

Interim Financial Statements

     Balance Sheets

     Statements of Changes in Stockholders’ Equity (Capital Deficit)

     Statements of Operations

     Statements of Cash Flows

     Notes to the Financial Statements

Wood Products, Inc.
(A Development Stage Company)
Balance Sheets
(Stated in US Dollars)

	June 30	March 31
	2003	2003

	(Unaudited )
Assets

Current
Cash	$2,525	$9,181
Prepaid expense	550	-

	3,075	9,181
Website development costs, net of amortization	1,592	1,762

Total Assets	$4,667	$10,943

Liabilities and Stockholders’ Equity (Capital Deficit)

Liabilities

Current
Accounts payable and accrued liabilities	$13,257	$10,574

Stockholders’ Equity (Capital Deficit)
Share capital
Authorized
100,000,000 common shares with par value $ 0.001
Issued and outstanding
3,375,000 common shares	3,375	3,375
Additional paid-in capital	111,276	111,276
Deficit accumulated in the development stage	(123,241)	(114,282)

Total stockholders’ equity (capital deficit)	(8,590)	369

Total Liabilities and Stockholders’ Equity (Capital Deficit)	$4,667	$10,943

The accompanying notes are an integral part of these financial statements.

Wood Products, Inc.
(A Development Stage Company)
Statements of Changes in Stockholders’ Equity (Capital Deficit)
 (Stated in US Dollars)

For the period from January 8, 2002 (inception) to June 30, 2003

					Deficit	Total
					Accumulated	Stockholders’
	Common Shares		Shares	Additional	in the	Equity
			to be	Paid-in	Development	(Capital
	Shares	Amount	Issued	Capital	Stage	Deficit)

Issuance of common shares
at $0.001 per share on inception	1,000	1	-	-	-	1

Shares to be issued (Note 2)	-	-	750	-	-	750

Net loss for the period	-	-	-	-	(7,145)	(7,145)

Balance, March 31, 2002	1,000	1	750	-	(7,145)	(6,394)

Issuance of common shares (Note 2)	3,374,000	3,374	(750)	57,336	-	59,960

Compensation expense for shares issued
below market price
(Note 3)	-	-	-	53,940	-	53,940

Net loss for the year	-	-	-	-	(107,137)	(107,137)

Balance, March 31, 2003	3,375,000	3,375	-	111,276	(114,282)	369

Net loss for the period	-	-	-	-	(8,959)	(8,959)

Balance, June 30, 2003
(unaudited)	3,375,000	$3,375	$-	$111,276	$(123,241)	$(8,590)

The accompanying notes are an integral part of these financial statements.

Wood Products, Inc.
(A Development Stage Company)
Statements of Operations
(Stated in US Dollars)
(Unaudited)

			For the
			period from
	For the three-month		January 8
	period ended		2002
	June 30		(inception)
			to June 30
	2003	2002	2003

			(Cumulative)

Expenses
Compensation expense (Note 3)	$-	$53,940	$53,940
Foreign exchange loss	1,360	-	1,360
Office and administration	1,457	1,553	6,969
Professional fees	5,972	923	59,060
Website development	170	1,339	1,912

Net loss for the year	$(8,959)	$(57,755)	$(123,241)

Basic and diluted loss per share	$(0.003)	$57.755

Weighted average shares outstanding	3,375,000	1,000

The accompanying notes are an integral part of these financial statements.

Wood Products, Inc.
(A Development Stage Company)
 Statements of Cash Flows
(Stated in US Dollars)
(Unaudited)

			For the
			period from
	For the three-month		January 8
	period ended		2002
	June 30		(inception)
			to June 30
	2003	2002	2003

			(Cumulative)

Operating activities
Net loss for the period	$(8,959)	$(57,755)	$(123,241)
Adjustments to reconcile net loss for the period
to cash used in operating activities
Amortization	170	-	446
Non-cash compensation expense	-	53,940	53,940
Increase in prepaid expense	(550)	-	(550)
Increase (Decrease) in accounts payable and
accrued liabilities	2,683	(630)	13,257

Cash used in operating activities	(6,656)	(4,445)	(56,148)

Financing activities
Advances from (repayment of) loans from
stockholder	-	(1,199)	-
Proceeds from subscriptions and issuance of
common shares	-	59,960	60,711
Offering costs	-	(5,288)	-

Cash provided by financing activities	-	53,473	60,711

Investing activity
Increase in deferred website development costs	-	-	(2,038)

Increase (Decrease) in cash	(6,656)	49,028	2,525

Cash, beginning of period	9,181	932	-

Cash, end of period	$2,525	$49,960	$2,525

Supplemental information
Interest and taxes paid	$-	$-	$-

Non-cash financing activities:
Compensation expense on issuance of shares	$-	$53,940	$53,940

The accompanying notes are an integral part of these financial statements.

Wood Products, Inc.
(A Development Stage Company)
 Notes to the Financial Statements
(Stated in US Dollars)
(Unaudited)

June 30, 2003

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

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended March 31, 2003 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2003, the Company has no established source of revenue, has accumulated operating losses of $123,241 since its inception and has a working capital deficit. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining long-term financing as well as achieving a profitable level of operations. Management plans to raise additional equity capital as necessary to finance the operating and capital requirements of the Company. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available to sustain operations.

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
(Unaudited)

June 30, 2003

2.

Share Capital

In February 2002, stock subscriptions for 75,000 shares of common stock were received for an issuance price of $0.01 per share for total proceeds of $750.

During the three-month period ended June 30, 2002, the Company received $59,960 in respect of stock subscriptions for 3,299,000 shares of the Company’s common stock. Stock subscriptions of $24,000 for 2,400,000 shares of common stock were received in May 2002 for an issuance price of $0.01 per share. Stock subscriptions of $35,960 for an additional 899,000 shares of common stock were received from directors (Note 3) in June 2002 for an issuance price of $0.04 per share

The shares were issued in July 2002.

There were no share transactions during the three-month period ended June 30, 2003.

3.

Compensation Expense

The Company entered into stock subscription agreements with its directors in June 2002 to issue 899,000 shares of the Company’s stock at $0.04 per share for total proceeds of $35,960 (Note 2). During the three-month period ended June 30, 2002, the Company has recorded additional paid-in capital of $53,940 for these shares as compensation expense in the Statements of Operations based on the difference between the subscribed price and the price at which the shares were being offered to the public.

4.

New Accounting Pronouncement

On May 15, 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

The implementation of these new standards is not expected to have a material effect on the Company’s financial statements.

Item 2. Plan of Operation

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report.

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

During the next twelve-month period of operations, Wood Products will concentrate its efforts on continued website development and soliciting building contractors through the homebuilder’s association lists. As at June 30, 2003, Wood Products has spent $3,504 on website development (of which $1,592 (net of amortization) has been capitalized on the Balance Sheet as website development costs) and expects to spend an additional $3,000 over the next twelve (12) months. Most of the website development for layout, colors, links, and navigational functions have been completed within the $3,504 and can be viewed at www.woodproductscanada.com. Wood Products will be spending the majority of the time developing the “homes” section, whereby it will be developing and cataloging detailed 3-D sketches in black and white. Additionally, Wood Products will be adding more photographs to the “gallery” section, to give it more of a European flavour.

During the next twelve months, Wood Products will concentrate its efforts on soliciting building contractors through the homebuilder’s association lists. It is the intention of Wood Products to attempt to generate sources of revenue during this period.

Wood Products has no plans to undertake product research and development in the next twelve (12) months. There are also no plans or expectations to purchase or sell any plant and or significant equipment in the next twelve months. Management also has no intention of hiring a significant number of employees during the next twelve (12) months as the majority of work is conducted by the Company's directors who are contributing their time to preserve cash flow. As at June 30, 2003, Wood Products had $2,525 cash on hand for its continuous operations. At the present time, Wood Products does not have sufficient funds for the next twelve (12) months of website maintenance, professional fees, office and miscellaneous expenses and will need to raise additional cash. We intend to fulfill any additional cash requirements through the sale of our equity securities. In the event that we are unsuccessful in raising additional equity financing, deficiencies in cash will likely be covered by loans and advances from our directors until such time that we can attract additional equity investment. To date, Wood Products has no established source of revenue and has suffered operating losses since our inception in January 2002.

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

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the three-month period ended June 30, 2003, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

Part II – Other Information

Item 1. Legal Proceedings

            None

Item 2. Changes in Securities

            None

Item 3. Defaults upon Senior Securities

            None

Item 4. Submission of Matters to a Vote of Security Holders

            None

Item 5. Other information

            None

Item 6. Exhibits and Reports on Form 8-K

Exhibits:

Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Bylaws	Previously Filed
31.1	Certification of the Chief Executive Officer of the Company as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included
31.2	Certificate of the Chief Financial Officer of the Company as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included
32	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included

Reports on Form 8-K

            None

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of August 2003.

WOOD PRODUCTS, INC.

/s/ Gordon Watts
By: Gordon Watts
Its: President and CEO