Form 10QSB
period 2003-09-30
WOOD PRODUCTS INC
filed 2003-11-14
CIK 1175976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

(604) 908-1990
(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), Yes ☒   No ☐ and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

As of November 12, 2003, the issuer had 3,375,000 shares issued and outstanding of its common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Wood Products, Inc.
(A Development Stage Company)
Interim Financial Statements
For the six-month periods ended
September 30, 2003 and 2002
(Unaudited – Expressed in US Dollars)

Contents

Interim Financial Statements

Balance Sheets

Statements of Changes in Stockholders’ Equity (Capital Deficit)

Statements of Operations

Statements of Cash Flows

Notes to the Financial Statements

Wood Products, Inc.
(A Development Stage Company)
Balance Sheets
(Stated in US Dollars)

	September 30	March 31
	2003	2003
	(Unaudited)
Assets

Current
Cash	$1,048	$9,181
Prepaid expense	505	-
	1,553	9,181

Website development costs, net of amortization	1,422	1,762

Total Assets	$2,975	$10,943

Liabilities and Stockholders’ Equity (Capital Deficit)

Liabilities

Current
Accounts payable and accrued liabilities	$15,742	$10,574

Stockholders’ Equity (Capital Deficit)
Share capital
Authorized
100,000,000 common shares with par value $ 0.001
Issued and outstanding
3,375,000 common shares	3,375	3,375
Additional paid-in capital	111,276	111,276
Deficit accumulated in the development stage	(127,418)	(114,282)

Total stockholders’ equity (capital deficit)	(12,767)	369

Total Liabilities and Stockholders’ Equity (Capital Deficit)	$2,975	$10,943

The accompanying notes are an integral part of these financial statements.

Wood Products, Inc.
(A Development Stage Company)
Statements of Changes in Stockholders’ Equity (Capital Deficit)
(Stated in US Dollars)

For the period from January 8, 2002 (inception) to September 30, 2003

					Deficit	Total
					Accumulated	Stockholders’
	Common Shares		Shares	Additional	in the	Equity
			to be	Paid-in	Development	(Capital
	Shares	Amount	Issued	Capital	Stage	Deficit)

Issuance of common shares
at $0.001 per share on inception	1,000	$1	$-	$-	$-	$1

Shares to be issued (Note 2)	-	-	750	-	-	750

Net loss for the period	-	-	-	-	(7,145)	(7,145)

Balance, March 31, 2002	1,000	1	750	-	(7,145)	(6,394)

Issuance of common shares (Note 2)	3,374,000	3,374	(750)	57,336	-	59,960

Compensation expense for shares
issued below market price
(Note 3)	-	-	-	53,940	-	53,940

Net loss for the year	-	-	-	-	(107,137)	(107,137)

Balance, March 31, 2003	3,375,000	3,375	-	111,276	(114,282)	369

Net loss for the period	-	-	-	-	(13,136)	(13,136)

Balance, September 30, 2003
(unaudited)	3,375,000	$3,375	$-	$111,276	$(127,418)	$(12,767)

The accompanying notes are an integral part of these financial statements.

Wood Products, Inc.
(A Development Stage Company)
Statements of Operations
(Stated in US Dollars)
(Unaudited)

					For the
					period from
	Three-month		Six-month		January 8
	periods ended		periods ended		2002
	September 30		September 30		(inception) to
					September 30
	2003	2002	2003	2002	2003
					(Cumulative)

Expenses
Compensation expense (Note 3)	$-	$-	$-	$53,940	$53,940
Foreign exchange loss	369	-	1,729	-	1,729
Office and administration	1,116	1,849	2,573	3,401	8,085
Professional fees	2,522	6,766	8,494	7,690	61,582
Website development	170	127	340	1,466	2,082

Net loss for the period	$(4,177)	$(8,742)	$(13,136)	$(66,497)	$(127,418)

Basic and diluted loss per
share	$(0.001)	$(0.004)	$(0.004)	$(0.059)	$(0.06)

Weighted average shares
outstanding	3,375,000	2,250,333	3,375,000	1,125,667	2,250,333

The accompanying notes are an integral part of these financial statements.

Wood Products, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Stated in US Dollars)
(Unaudited)

			Period from
	For the six-month		January 8
	periods ended		2002
	September 30		(inception)
			to September 30
	2003	2002	2003
			(Cumulative)

Operating activities
Net loss for the period	$(13,136)	$(66,497)	$(127,418)
Adjustments to reconcile net loss for the period
to cash used in operating activities
Amortization	340	-	616
Non-cash compensation expense	-	53,940	53,940
Increase in prepaid expense	(505)	-	(505)
Increase in accounts payable and
accrued liabilities	5,168	9,635	15,742

Cash used in operating activities	(8,133)	(2,922)	(57,625)

Financing activities
Repayment of loans from stockholder	-	(1,199)	-
Proceeds from subscriptions and issuance of
common shares	-	59,960	60,711
Deferred offering costs	-	(15,926)	-

Cash provided by financing activities	-	42,835	60,711

Investing activity
Increase in deferred website development costs	-	(1,271)	(2,038)

Increase (decrease) in cash	(8,133)	38,642	1,048

Cash, beginning of period	9,181	932	-

Cash, end of period	$1,048	$39,574	$1,048

Supplemental information
Interest and taxes paid	$-	$-	$-

Non-cash financing activities:
Compensation expense on issuance of shares	$-	$53,940	$53,940

The accompanying notes are an integral part of these financial statements.

Wood Products, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Stated in US Dollars)
(Unaudited)

September 30, 2003 and 2002

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

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2003, the Company has no established source of revenue, has accumulated operating losses of $127,418 since its inception and has a working capital deficit. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining long-term financing as well as achieving a profitable level of operations. Management plans to raise additional equity capital as necessary to finance the operating and capital requirements of the Company. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available to sustain operations.

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

September 30, 2003 and 2002

2.

Share Capital

In February 2002, stock subscriptions for 75,000 shares of common stock were received for an issuance price of $0.01 per share for total proceeds of $750.

During the six-month period ended September 30, 2002, the Company received $59,960 in respect of stock subscriptions for 3,299,000 shares of the Company’s common stock. Stock subscriptions of $24,000 for 2,400,000 shares of common stock were received in May 2002 for an issuance price of $0.01 per share. Stock subscriptions of $35,960 for an additional 899,000 shares of common stock were received from directors (Note 3) in June 2002 for an issuance price of $0.04 per share

The shares were issued in July 2002.

There were no share transactions during the six-month period ended September 30, 2003.

3.

Compensation Expense

The Company entered into stock subscription agreements with its directors in June 2002 to issue 899,000 shares of the Company’s stock at $0.04 per share for total proceeds of $35,960 (Note 2). During the six-month period ended September 30, 2002, the Company has recorded additional paid-in capital of $53,940 for these shares as compensation expense in the Statements of Operations based on the difference between the subscribed price and the price at which the shares were being offered to the public.

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

The implementation of this new standard did not have a material effect on the Company’s financial statements.

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

During the next twelve-month period of operations, Wood Products will concentrate its efforts on continued website development and soliciting building contractors through the homebuilder’s association lists. As at September 30, 2003, Wood Products has spent $3,504 on website development (of which $1,422 (net of amortization) has been capitalized on the Balance Sheet as website development costs) and expects to spend an additional $3,000 over the next twelve (12) months. Most of the website development for layout, colors, links, and navigational functions have been completed within the $3,504 and can be viewed at www.woodproductscanada.com. Wood Products will be spending the majority of the time developing the “homes” section, whereby it will be developing and cataloging detailed 3-D sketches in black and white. Additionally, Wood Products will be adding more photographs to the “gallery” section, to give it more of a European flavour.

During the next twelve months, Wood Products will concentrate its efforts on soliciting building contractors through the homebuilder’s association lists. It is the intention of Wood Products to attempt to generate sources of revenue during this period.

Wood Products has no plans to undertake product research and development in the next twelve (12) months. There are also no plans or expectations to purchase or sell any plant and or significant equipment in the next twelve months. Management also has no intention of hiring a significant number of employees during the next twelve (12) months as the majority of work is conducted by the Company's directors who are contributing their time to preserve cash flow. As at September 30, 2003, Wood Products had $1,048 cash on hand for its continuous operations. At the present time, Wood Products does not have sufficient funds for the next twelve (12) months of website maintenance, professional fees, office and miscellaneous expenses and will need to raise additional cash. We intend to fulfill any additional cash requirements through the sale of our equity securities. In the event that we are unsuccessful in raising additional equity financing, deficiencies in cash will likely be covered by loans and advances from our directors until such time that we can attract additional equity investment. To date, Wood Products has no established source of revenue and has suffered operating losses since our inception in January 2002.

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

Wood Products’ SB-2/A became effective in November 2002. Per the Prospectus filed with the SEC on November 12, 2002, Wood Products was able to offer up to 300,000 shares of common stock at $0.10 per share. This offering had a closing date of December 31, 2002, with an option to extend it for an additional two years from the effective date. Wood Products did not sell any of the offering prior to December 31, 2002, and thus the offering closed. However, if needed, Wood Products could extend the offering to generate cash in the next twelve months. Costs associated with the offering were accordingly written-off and charged as professional fees in December 2002 quarter. During the six-month period ended June 30, 2003, the Company has focused its effort to register its securities on the NASD OTC Bulletin Board and expects to commence quotation in late November 2003.

Item 3. Effectiveness of the registrant’s disclosure controls and procedures

As of September 30, 2003, the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company’s chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company’s disclosure controls and procedures were effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the six-month period ended September 30, 2003, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other information

None

Item 6. Exhibits and Reports on Form 8-K

Exhibits:

Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Bylaws	Previously Filed
31.1	Certification of the Chief Executive Officer of the Company as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included
31.2	Certificate of the Chief Financial Officer of the Company as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included

Reports on Form 8-K

None

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 12th day of November, 2003.

WOOD PRODUCTS, INC.

/s/ Gordon Watts
By: Gordon Watts
Its: President and CEO