Form 10QSB
period 2003-12-31
WOOD PRODUCTS INC
filed 2004-02-17
CIK 1175976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ______ TO ______.

Commission File Number: 333-91484

WOOD PRODUCTS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0363723
(State or other jurisdiction of incorporation	(IRS Employer Identification No.)
or organization)

Suite 186 – 8120 #2 Road, Richmond, B.C. Canada V7C 5J8
(Address of principal executive offices)

 (604) 908-1990
 (Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), Yes ☒  No ☐ and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

As of February 5, 2004, the issuer had 3,375,000 shares issued and outstanding of its common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Wood Products, Inc.
(A Development Stage Company)
Interim Financial Statements
For the nine-month periods ended
December 31, 2003 and 2002
(Unaudited – Expressed in US Dollars)

Contents

Interim Financial Statements

         Balance Sheets

         Statements of Changes in Stockholders’ Equity (Capital Deficit)

         Statements of Operations

         Statements of Cash Flows

         Notes to the Financial Statements

Wood Products, Inc.
(A Development Stage Company)
Balance Sheets
(Stated in US Dollars)

	December 31	March 31
	2003	2003
	(Unaudited)
Assets

Current
Cash	$4,150	$9,181
Prepaid expense	760	-
	4,910	9,181
Website development costs, net of amortization	1,252	1,762

Total Assets	$6,162	$10,943

Liabilities and Stockholders’ Equity (Capital Deficit)

Liabilities

Current
Accounts payable and accrued liabilities	$13,131	$10,574
Due to stockholder (Note 4)	10,701	-
	23,832	10,574

Stockholders’ Equity (Capital Deficit)
Share capital
Authorized
100,000,000 common shares with par value $ 0.001
Issued and outstanding
3,375,000 common shares	3,375	3,375
Additional paid-in capital	111,276	111,276
Deficit accumulated in the development stage	(132,321)	(114,282)

Total stockholders’ equity (capital deficit)	(17,670)	369

Total Liabilities and Stockholders’ Equity (Capital Deficit)	$6,162	$10,943

The accompanying notes are an integral part of these financial statements.

Wood Products, Inc.
(A Development Stage Company)
Statements of Changes in Stockholders’ Equity (Capital Deficit)
(Stated in US Dollars)

For the period from January 8, 2002 (inception) to December 31, 2003

					Deficit	Total
					Accumulated	Stockholders’
	Common Shares		Shares	Additional	in the	Equity
			to be	Paid-in	Development	(Capital
	Shares	Amount	Issued	Capital	Stage	Deficit)

Issuance of common shares
at $0.001 per share on inception	1,000	$1	$-	$-	$-	$1

Shares to be issued (Note 2)	-	-	750	-	-	750

Net loss for the period	-	-	-	-	(7,145)	(7,145)

Balance, March 31, 2002	1,000	1	750	-	(7,145)	(6,394)

Issuance of common shares (Note 2)	3,374,000	3,374	(750)	57,336	-	59,960

Compensation expense for shares
issued below market price
(Note 3)	-	-	-	53,940	-	53,940

Net loss for the year	-	-	-	-	(107,137)	(107,137)

Balance, March 31, 2003	3,375,000	3,375	-	111,276	(114,282)	369

Net loss for the period	-	-	-	-	(18,039)	(18,039)

Balance, December 31, 2003
(unaudited)	3,375,000	$3,375	$-	$111,276	$(132,321)	$(17,670)

The accompanying notes are an integral part of these financial statements.

Wood Products, Inc.
(A Development Stage Company)
Statements of Operations
(Stated in US Dollars)
(Unaudited)

					For the
					period from
	Three-month		Nine-month		January 8
	periods ended		periods ended		2002
	December 31		December 31		(inception) to
					December 31
	2003	2002	2003	2002	2003
					(Cumulative)

Expenses
Compensation expense (Note 3)	$-	$-	$-	$53,940	$53,940
Foreign exchange loss	524	-	2,253	-	2,253
Office and administration	1,757	884	4,330	4,285	9,842
Professional fees	2,452	28,655	10,946	36,344	64,034
Website development	170	106	510	1,572	2,252

Net loss for the period	$(4,903)	$(29,645)	$(18,039)	$(96,141)	$(132,321)

Basic and diluted loss per
share	$(0.001)	$(0.009)	$(0.005)	$(0.051)	$(0.055)

Weighted average shares
outstanding	3,375,000	3,375,000	3,375,000	1,875,444	2,390,917

The accompanying notes are an integral part of these financial statements.

Wood Products, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Stated in US Dollars)
(Unaudited)

			Period from
	For the nine-month		January 8
	periods ended		2002
	December 31		(inception) to
			December31
	2003	2002	2003
			(Cumulative)
Operating activities
Net loss for the period	$(18,039)	$(96,141)	$(132,321)
Adjustments to reconcile net loss for the period
to cash used in operating activities
Amortization	510	106	786
Non-cash compensation expense	-	53,940	53,940
Increase in prepaid expense	(760)	-	(760)
Increase (decrease) in accounts payable and
accrued liabilities	2,557	(1,588)	13,131

Cash used in operating activities	(15,732)	(43,683)	(65,224)

Financing activities
Advances from (repayment of) loans from
stockholder	10,701	(1,199)	10,701
Proceeds from subscriptions and issuance of
common shares	-	59,960	60,711

Cash provided by financing activities	10,701	58,761	71,412

Investing activity
Increase in deferred website development costs	-	(1,271)	(2,038)

Increase (decrease) in cash	(5,031)	13,807	4,150

Cash, beginning of period	9,181	932	-

Cash, end of period	$4,150	$14,739	$4,150

Supplemental information
Interest and taxes paid	$-	$-	$-

Non-cash financing activities:
Compensation expense on issuance of shares	$-	$53,940	$53,940

The accompanying notes are an integral part of these financial statements.

Wood Products, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Stated in US Dollars)
(Unaudited)

December 31, 2003 and 2002

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

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at December 31, 2003, the Company has no established source of revenue, has accumulated operating losses of $132,321 since its inception and has a working capital deficit. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining long-term financing as well as achieving a profitable level of operations. Management plans to raise additional equity capital as necessary to finance the operating and capital requirements of the Company. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available to sustain operations.

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

Wood Products, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Stated in US Dollars)
(Unaudited)

December 31, 2003 and 2002

2.

Share Capital - Continued

During the nine-month period ended December 31, 2002, the Company received $59,960 in respect of stock subscriptions for 3,299,000 shares of the Company’s common stock. Stock subscriptions of $24,000 for 2,400,000 shares of common stock were received in May 2002 for an issuance price of $0.01 per share. Stock subscriptions of $35,960 for an additional 899,000 shares of common stock were received from directors (Note 3) in June 2002 for an issuance price of $0.04 per share.

The shares were issued in July 2002.

There were no share transactions during the nine-month period ended December 31, 2003.

3.

Compensation Expense

The Company entered into stock subscription agreements with its directors in June 2002 to issue 899,000 shares of the Company’s stock at $0.04 per share for total proceeds of $35,960 (Note 2). During the nine-month period ended December 31, 2002, the Company has recorded additional paid-in capital of $53,940 for these shares as compensation expense in the Statements of Operations based on the difference between the subscribed price and the price at which the shares were being offered to the public.

4.	Due to Stockholder Amounts due to a stockholder are unsecured, non-interest bearing and repayable on demand.

5.

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

During the next twelve-month period of operations, Wood Products will concentrate its efforts on continued website development and soliciting building contractors through the homebuilder’s association lists. As at December 31, 2003, Wood Products has spent $3,504 on website development (of which $1,252 (net of amortization) has been capitalized on the Balance Sheet as website development costs) and expects to spend an additional $3,000 over the next twelve (12) months. Most of the website development for layout, colors, links, and navigational functions have been completed within the $3,504 and can be viewed at www.woodproductscanada.com. Wood Products will be spending the majority of the time developing the “homes” section, whereby it will be developing and cataloging detailed 3-D sketches in black and white. Additionally, Wood Products will be adding more photographs to the “gallery” section, to give it more of a European flavour.

During the next twelve months, Wood Products will concentrate its efforts on soliciting building contractors through the homebuilder’s association lists. It is the intention of Wood Products to attempt to generate sources of revenue during this period.

Wood Products has no plans to undertake product research and development in the next twelve (12) months. There are also no plans or expectations to purchase or sell any plant and or significant equipment in the next twelve months. Management also has no intention of hiring a significant number of employees during the next twelve (12) months as the majority of work is conducted by the Company's directors who are contributing their time to preserve cash flow. As at December 31, 2003, Wood Products had $4,150 cash on hand for its continuous operations. At the present time, Wood Products does not have sufficient funds for the next twelve (12) months of website maintenance, professional fees, office and miscellaneous expenses and will need to raise additional cash. We intend to fulfill any additional cash requirements through the sale of our equity securities. In the event that we are unsuccessful in raising additional equity financing, deficiencies in cash will likely be covered by loans and advances from our directors until such time that we can attract additional equity investment. To date, Wood Products has no established source of revenue and has suffered operating losses since our inception in January 2002.

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

Wood Products’ SB-2/A became effective in November 2002. Per the Prospectus filed with the SEC on November 12, 2002, Wood Products was able to offer up to 300,000 shares of common stock at $0.10 per share. This offering had a closing date of December 31, 2002, with an option to extend it for an additional two years from the effective date. Wood Products did not sell any of the offering prior to December 31, 2002, and thus the offering closed. Costs associated with the offering were accordingly written-off and charged as professional fees in December 2002 quarter. Currently, the Company has focused its effort to have its securities quoted on the NASD OTC Bulletin Board and is currently in the review process. Wood Products’ securities are currently being quoted on the Pink Sheets (www.pinksheets.com) under the symbol WPRD.

Item 3. Effectiveness of the registrant’s disclosure controls and procedures

As of December 31, 2003, the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company’s chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company’s disclosure controls and procedures were effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the nine-month period ended December 31, 2003, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

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

Reports on Form 8-K

            None

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 10 day of February, 2004.

WOOD PRODUCTS, INC.

/s/ Gordon Watts
By: Gordon Watts
Its: President and CEO