Form 10KSB
period 2004-03-31
WOOD PRODUCTS INC
filed 2004-07-01
CIK 1175976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Date of Report: March 31, 2004

WOOD PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Nevada	333-91484	98-0363723
(State of other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

Suite 186 – 8120 #2 Road, Richmond, BC, Canada, V7C 5J8
(Address of principal executive offices)

Registrant’s telephone number: (604) 908-1990

(Mark One)
☒ Annual report pursuant to Section 13 or 15(d) of the securities exchange act of 1934 for the fiscal year ended March 31, 2004.

☐ Transition report under Section 13 or 15(d) of the securities exchange act of 1934

Securities registered under Section 12(b) of the Exchange Act: Common

Securities registered under Section 12(g) of the Exchange Act: Common stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 or Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐

State issuer’s revenues for its most recent fiscal year: $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $62,370,000

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of June 10, 2004, the issuer had 33,750,000 shares of common stock issued and outstanding.

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

PART I

Item 1. Description of Business

Business Development

Wood Products Inc. was incorporated on January 8, 2002, in the state of Nevada. Wood Products has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings. Since becoming incorporated, Wood Products has no employees and has not made any significant purchase or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year ended March 31, 2004, to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Wood Products’ stock is currently traded on the OTC Bulletin Board under the Symbol WPRO. The table below sets forth the high and low bid prices of the Common stock of the Company as reported by NASDAQ. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions. There is an absence of an established trading market for the Company's common stock, as the market is limited, sporadic, and highly volatile. The absence of an active market may have an effect upon the high and low price as reported.

	High Bid	Low Bid

2004
1st quarter	n/a	n/a
2nd quarter	n/a	n/a
3rd quarter	n/a	n/a
4th quarter	$9.00	$3.00

Holders of the Common Stock

The Company effectuated a ten-for-one stock split on April 22, 2004. As of March 31, 2004, Wood Products had thirty-eight (38) registered shareholders.

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

Item 6. Management’s Discussion and Analysis or Plan of Operation.

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

During the next twelve-month period of operations, Wood Products will concentrate its efforts on website development and soliciting building contractors through the homebuilder’s association lists. As at March 31, 2004, Wood Products has spent $3,504 on website development, including costs for completion of layout, colors, links and navigational functions (the website can be viewed at www.woodproductscanada.com). Of which, $1,082 (net of amortizationi) has been capitalized on the Balance Sheet as website development costs). Wood Products will be spending the majority of the time developing the “homes” section, whereby it will be developing and cataloging detailed 3-D sketches in black and white. Additionally, Wood Products will be adding more photographs to the “gallery” section, to give it more of a European flavour.

Wood Products has no plans to undertake product research and development in the next twelve (12) months. There are also no plans or expectations to purchase or sell any plant and or significant equipment in the next twelve months. Management also has no intention of hiring a significant number of employees during the next twelve (12) months as the majority of work is conducted by the Company's directors who are contributing their time to preserve cash flow. At the present time, Wood Products has sufficient funds for the next six (6) months of operations. We intend to fulfill any additional cash requirements through the sale of our equity securities. In the event that we are unsuccessful in raising additional equity financing, deficiencies in cash will likely be covered by loans and advances from our directors until such time that we can attract additional equity investment. As at March 31, 2004, Wood Products had $6,297 cash on hand for website maintenance, professional fees, office and miscellaneous expenses. To date, Wood Products has no established source of revenue and has suffered an operating loss in its initial two years of operations.

Wood Products has considered strategic partnerships and other business combinations to generate potential revenue over the next twelve months. The Company has signed a Memorandum of Understanding to acquire certain industrial assets belonging to an industrial group located in Asia through the issuance of the Company’s common shares. The proposed Mainland China acquisition includes controlling interests in several heavy-industrial infrastructure companies. The Company continues to undertake due diligence with respect to this transaction. Until and unless a formal agreement is reached to acquire these assets, management can provide no assurances that this undertaking will be completed. While other potential business combinations are considered, management has no ongoing discussions regarding specific projects.

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

New Accounting Pronouncement

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51." The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities or "VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (1) the equity investors do not have a controlling financial interest; or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As amended in December 2003, the effective dates of FIN No. 46 for public entities that are small business issuers, as defined ("SBIs"), are as follows: (a) For interests in special-purpose entities: periods ended after December 15, 2003; (b) For all VIEs created before January 31, 2003: periods ending after December 15, 2004; and (c) For all VIEs created after January 31, 2003, FIN 46 is applicable immediately. The December 2003 amendment of FIN No. 46 also includes transition provisions that govern how an SBI which previously adopted the pronouncement (as it was originally issued) must account for consolidated VIEs.

The implementation of this new standard is not expected to have a material effect on the Company’s financial statements

On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

The implementation of this new standard did not have a material effect on the Company’s financial statements

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

Item 7. Financial Statements

Wood Products, Inc. (A Development Stage Company) Financial Statements For the years ended March 31, 2004 and 2003 and the period from January 8, 2002 (inception) to March 31, 2004

Contents

Independent Auditors' Report

Financial Statements

Balance Sheets

Statements of Changes in Stockholders’ Equity (Capital Deficit)

Statements of Operations

Statements of Cash Flows

Summary of Significant Accounting Policies

Notes to the Financial Statements

Independent Auditors' Report

To the Directors and Stockholders of
Wood Products, Inc.
(A Development Stage Company)

We have audited the Balance Sheets of Wood Products, Inc. (a development stage company) as at March 31, 2004 and 2003 and the Statements of Changes in Stockholders’ Equity (Capital Deficit), Operations and Cash Flows for the years then ended and the cumulative period from January 8, 2002 (inception) to March 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Wood Products, Inc. (a development stage company) as at March 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended and the cumulative period from January 8, 2002 (inception) to March 31, 2004 in accordance with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no established source of revenue, has accumulated operating losses of $142,377 since its inception and has a working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Dunwoody LLP

Chartered Accountants

Vancouver, Canada
June 9, 2004

Wood Products, Inc.
(A Development Stage Company)
Balance Sheets
(Stated in US Dollars)

March 31	2004	2003

Assets

Current
Cash	$6,297	$9,181
Prepaid expense	390	-
	6,687	9,181

Website development costs (Note 2)	1,082	1,762

Total Assets	$7,769	$10,943

Liabilities and Stockholders’ Equity (Capital Deficit)

Liabilities

Current
Accounts payable and accrued liabilities	$9,824	$10,574
Due to stockholder (Note 3)	25,671	-

Total liabilities	35,495	10,574

Stockholders’ Equity (Capital Deficit)
Share capital
Authorized
100,000,000 common shares with par value $0.001
Issued and outstanding
33,750,000 common shares	33,750	33,750
Additional paid-in capital	80,901	80,901
Deficit accumulated in the development stage	(142,377)	(114,282

Total stockholders’ equity (capital deficit)	(27,726)	369

Total Liabilities and Stockholders’ Equity (Capital Deficit)	$7,769	$10,943

The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

Wood Products, Inc.
(A Development Stage Company)
Statements of Changes in Stockholders’ Equity (Capital Deficit)
(Stated in US Dollars)

For the period from January 8, 2002 (inception) to March 31, 2004

					Deficit	Total
					Accumulated	Stockholders’
	Common Shares		Shares	Additional	in the	Equity
			to be	Paid-in	Development	(Capital
	Shares	Amount	Issued	Capital	Stage	Deficit)

Issuance of common shares
at $0.0001 per share on inception	10,000	$10	$-	$(9)	$-	$1

Shares to be issued (Note 5)	-	-	750	-	-	750

Net loss for the period	-	-	-	-	(7,145)	(7,145)

Balance, March 31, 2002	10,000	10	750	(9)	(7,145)	(6,394)

Issuance of common shares
at $0.001 per share (Note 5)	24,750,000	24,750	(750)	-	-	24,000

Issuance of common shares
at $0.004 per share (Note 5)	8,990,000	8,990	-	26,970	-	35,960

Compensation expense for shares
issued below market price	-	-	-	53,940	-	53,940
(Note 6)

Net loss for the year	-	-	-	-	(107,137)	(107,137)

Balance, March 31, 2003	33,750,000	33,750	-	80,901	(114,282)	369
Net loss for the year	-	-	-	-	(28,095)	(28,095)

Balance, March 31, 2004	33,750,000	$33,750	$-	$80,901	$(142,377)	$(27,726)

The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

Wood Products, Inc.
(A Development Stage Company)
Statements of Operations
(Stated in US Dollars)

			For the
			period from
			January 8, 2002
	For the year ended March 31		(inception)
	2004	2003	to March 31, 2004
			(Cumulative)
Expenses
Compensation expense (Note 6)	$-	$53,940	$53,940
Office and administration	6,347	5,494	11,859
Professional fees	21,068	45,961	74,156
Website development	680	1,742	2,422

Net loss for the period	$(28,095)	$(107,137)	$(142,377)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	33,750,000	22,503,330

The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

Wood Products, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Stated in US Dollars)

			For the
			Period from
			January 8, 2002
	For the year ended March 31		(inception)
	2004	2003	to March 31, 2004
			(Cumulative)

Operating activities
Net loss for the period	$(28,095)	$(107,137)	$(142,377)
Adjustments to reconcile net loss for the period
to cash used in operating activities
Amortization	680	276	956
Non-cash compensation expense	-	53,940	53,940
Increase in prepaid expense	(390)	-	(390)
Increase (decrease) in accounts payable and
accrued liabilities	(750)	4,447	9,824

Cash used in operating activities	(28,555)	(48,474)	(78,047)

Financing activities
Advances from (repayment of amounts due to)	25,671	(1,199)	25,671
stockholder
Proceeds from subscriptions and issuance of
common shares	-	59,960	60,711

Cash provided by financing activities	25,671	58,761	86,382

Investing activity
Increase in deferred website development costs	-	(2,038)	(2,038)

Increase (decrease) in cash	(2,884)	8,249	6,297

Cash, beginning of period	9,181	932	-

Cash, end of period	$6,297	$9,181	$6,297

Supplemental information
Interest and taxes paid	$-	$-	$-

Non-cash financing activities:
Compensation expense on issuance of shares	$-	$53,940	$53,940

The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

Wood Products, Inc.
(A Development Stage Company)
 Summary of Significant Accounting Policies

(Stated in US Dollars)

March 31, 2004 and 2003

Basis of Presentation

These financial statements are stated in US dollars and are prepared in accordance with US generally accepted accounting principles. The Company is currently in the development stage and presents its financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”.

The Company has effectuated a 10:1 forward stock-split in April 2004 (Note 5). The financial statements have been adjusted retroactively to account for the stock split.

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

Financial Instruments
The Company’s financial instruments consist of cash, accounts payable and accrued liabilities and amounts due to stockholder. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values due to the short-term nature of the instruments.

Loss Per Share
Loss per share is computed in accordance with SFAS No. 128, “Earnings Per Share”. Basic loss per share is calculated by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the year. The Company has effectuated a 10:1 forward stock-split in June 2004. Loss per share for period presented have been adjusted retroactively to account for the stock-split. Diluted loss per share equals basic loss per share at March 31, 2004 and 2003 because there are no common stock equivalents.

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

March 31, 2004 and 2003

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

New Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51." The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities or "VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (1) the equity investors do not have a controlling financial interest; or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As amended in December 2003, the effective dates of FIN No. 46 for public entities that are small business issuers, as defined ("SBIs"), are as follows: (a) For interests in special-purpose entities: periods ended after December 15, 2003; (b) For all VIEs created before January 31, 2003: periods ending after December 15, 2004; and (c) For all VIEs created after January 31, 2003, FIN 46 is applicable immediately. The December 2003 amendment of FIN No. 46 also includes transition provisions that govern how an SBI which previously adopted the pronouncement (as it was originally issued) must account for consolidated VIEs.

The implementation of this new standard is not expected to have a material effect on the Company’s financial statements.

Wood Products, Inc.
(A Development Stage Company)
 Summary of Significant Accounting Policies

(Stated in US Dollars)

March 31, 2004 and 2003

New Accounting Pronouncements Continued

On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain - Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

The implementation of this new standard did not have a material effect on the Company’s financial statements

Wood Products, Inc.
(A Development Stage Company)
 Notes to the Financial Statements

(Stated in US Dollars)

March 31, 2004 and 2003

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

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2004, the Company has no established source of revenue, has accumulated operating losses of $142,377 since its inception and has a working capital deficit. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining long-term financing as well as achieving a profitable level of operations. The equity financing of approximately $60,000 raised in the year ended March 31, 2003 as well as certain advances from the Company’s President in 2004 are being used for administrative and financing purposes to complete the development of the Company’s business plan and a web site and to undertake some advertising and marketing to commence the operation of the business. Management plans to raise additional equity capital as necessary to finance the operations and capital requirements of the Company. In the event that the Company is unsuccessful in raising additional equity financing, deficiencies in capital requirement will likely be covered by loans and advances from our directors until such time that we can attract additional equity. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available to sustain operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might arise from this uncertainty.

2.	Website Development Costs
		2004	2003

	Direct costs	$2,038	$2,038
	Less: accumulated amortization	(956)	(276)

		$1,082	$1,762

3.

Due to Stockholder

The amounts due to a stockholder are unsecured, non-interest bearing and repayable on demand. As at March 31, 2004, the amount of $25,671 (2003 –$Nil) was owed to the President of the Company.

Wood Products, Inc.
(A Development Stage Company)
 Notes to the Financial Statements

(Stated in US Dollars)

March 31, 2004 and 2003

4.	Income Taxes The tax effects of temporary differences that give rise to the Company’s deferred tax assets are as follows:

	2004	2003

Net operating losses	$30,068	$20,516
Valuation allowance	(30,068)	(20,516)

Deferred tax asset (liability)	$-	$-

The provision for income taxes differs from the amount computed using the federal statutory income tax rate as follows:

	For the year ended March 31
	2004	2003

Provision (benefit) at the federal statutory rate	$(9,552)	$(36,426)
Compensation expense	-	18,340
Increase in valuation allowance	9,552	18,086

	$-	$-

At March 31, 2004, the Company had losses available for income tax purposes of approximately $90,000 which, if not used, will expire in 2023 and 2024.

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

Wood Products, Inc.
(A Development Stage Company)
 Notes to the Financial Statements

(Stated in US Dollars)

March 31, 2004 and 2003

5.

Share Capital

In February 2002, stock subscriptions for 750,000 shares of common stock were received for an issuance price of $0.001 per share for total proceeds of $750.

During the year ended March 31, 2003, the Company received $59,960 in respect of stock subscriptions for 32,990,000 shares of the Company’s common stock. Stock subscriptions of $24,000 for 24,000,000 shares of common stock were received in May 2002 for an issuance price of $0.001 per share. Stock subscriptions of $35,960 for an additional 8,990,000 shares of common stock were received from directors (Note 6) in June 2002 for an issuance price of $0.004 per share

The shares were issued in July 2002.

Subsequent to March 31, 2004, the Board of Directors approved a forward stock-split on a 10:1 basis such that immediately following the forward stock-split, the number of outstanding common shares of the Company increased from 3,375,000 shares to 33,750,000 shares. The effective date for the forward stock-split was April 22, 2004. The financial statements have been adjusted retroactively to account for the stock-split.

6.

Compensation Expense

The Company entered into stock subscription agreements with its directors in June 2002 to issue 8,990,000 shares of the Company’s stock at $0.004 per share for total proceeds of $35,960 (Note 5). During the year ended March 31, 2003, the Company has recorded additional paid-in capital of $53,940 for these shares as compensation expense in the Statements of Operations based on the difference between the subscribed price and the price at which the shares were being offered to the public.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None. Not applicable.

Item 8A. Controls and Procedures

Our management, which includes our President and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2004 (the "Evaluation Date"). Based upon that evaluation, our management has concluded that our disclosure controls and procedures are effective for timely gathering, analysing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls (that occurred during the small business issuer’s last fiscal quarter) or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section

16(a) of the Exchange Act

Wood Products’ executive officers and directors and their respective ages as of August 15, 2002, are as follows:

Directors:

Name of Director	Age
Gordon William Watts	69
James Gordon Watts	41
Frank Bartek	48

Executive Officers:

Name of Officer	Age	Office
Gordon William Watts	69	President
James Gordon Watts	41	CFO, Secretary and Treasurer

The term of office for each director is one year, or until the next annual meeting of the shareholders.

Gordon Watts, President, Member of the Board of Directors, age 69.

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

James Watts, Chief Financial Officer, Secretary and Treasurer, Member of the Board of Directors, age 41, son of Gordon Watts.

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

Frank Bartek, Member of the Board of Directors, age 48.

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

N/A

Significant Employees

Wood Products has no significant employees other than the officers and directors described above, whose time and efforts are being provided to Wood Products without compensation.

Audit Committee Financial Expert

Our board of directors has determined that none of the audit committee members can be classified as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B. Our board of directors does not contain a member that can be classified as an "audit committee financial expert" under the referenced definition. Our board of directors believes that attracting and retaining board members that could be classified as an "audit committee financial expert" is unlikely due to the high cost of such director candidates.

Code of Ethics

The registrant has not adopted a code of ethics but is in the process of developing and finalizing such code that will apply to the President and the Secretary and Treasurer.

Item 10. Executive Compensation.

Summary Compensation Table

Name and	Fiscal	Salary	Bonus	Other annual	Restricted	Securities	LTIP	All other
principal	Year			compensation	stock	underlying	payouts	compensation
position					award(s)	options/		(1)
						SARs
Gordon	2004	0	0	0	0	0	0	$17,940
William
Watts,
Director,
President
James	2004	0	0	0	0	0	0	$18,000
Gordon
Watts,
Director,
Secretary,
Treasurer
Frank	2004	0	0	0	0	0	0	$18,000
Bartek,
Director

(1) Include compensation expenses totaling $53,940, being the difference between the subscription price of the 8,990,000 shares issued to directors and the price being offered to the public.

There has been no cash payment paid to the executive officers for services rendered in all capacities to us for the fiscal period ended March 31, 2004. There has been no compensation awarded to, earned by, or paid to the executive officers by any person for services rendered in all capacities to us for the fiscal period ended March 31, 2004. The directors have been deemed to have received compensation in the form of the difference between the price they paid for their shares in June 2002, and the price the shares were offered by Wood Products to the public by way of its registration on Form SB-2.

Stock Option Grants

Wood Products did not grant any stock options to the executive officers during the most recent fiscal year ended March 31, 2004. Wood Products has also not granted any stock options to the executive officers since incorporation, January 8, 2002.

Employment Agreements

There are no employment agreements

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table provides the names and addresses of each person known to Wood Products to own more than 5% of the outstanding common stock as of March 31, 2004, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common Stock	Gordon Watts 8360 Fairfax Place, Richmond, B.C. Canada, V7C 3Z1	300,000 shares	8.9%
Common Stock	James Watts, P.O. Box 64, Whistler, B.C. Canada, V0N 1B0	300,000 shares	8.9%
Common Stock	Frank Bartek Georg-August-Moller-SH-92, Bad Hersfeld, 36251, German	300,000 shares	8.9%
Common Stock	All Officers and Directors as a Group that consists of 3 people.	900,000 shares	26.7%
Common Stock	Nanuk Warman & Onelis Estevez Leyva #506 – 3495 Cambie Street, Vancouver, B.C. Canada, V5Z 4R3	200,000 shares	5.9%
Common Stock	Tanis Cornwall & Robert Lalich 14846 Roper Ave., White Rock, B.C. Canada, V4B 2E2	175,000 shares	5.2%

The percent of class is based on 33,750,000 shares of common stock issued and outstanding as of June 10, 2004.

Item 12. Certain Relationships and Related Transactions.

No persons who may, in the future, be considered a promoter will receive or expect to receive assets, services or other consideration from us. No assets will be or are expected to be acquired from any promoter on behalf of our company. We have not entered into any agreements that require disclosure to our shareholders.

Item 13. Exhibits and Reports on Form 8-K

Exhibits

Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Bylaws	Previously filed
31.1	Certification of President under Section 302 of the Sarbanes-Oxley Act	Included
31.2	Certification of CFO under Section 302 of the Sarbanes-Oxley Act	Included
32.1	Certification of President under Section 906 of the Sarbanes-Oxley Act	Included
32.2	Certification of CFO under Section 906 of the Sarbanes-Oxley Act	Included

Reports on Form 8-K

No reports on Form 8-K have been filed during the last quarter of the year ended March 31, 2004.

Item 14. Principle Accountant Fees and Services

BDO Dunwoody LLP has served as the Company's Principal Accountant since 2002. Their pre-approved fees billed to the Company are set forth below:

Principal Accountant Service (1)	For the fiscal year ended March 31, 2004	For the fiscal year ended March 31, 2003
Audit Fees	$6,000	$10,300
Audit Related Services	-	-
Tax Fees	-	$1,000
All Other Fees	-	-

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOOD PRODUCTS, INC.

/s/ Gordon William Watts
Gordon William Watts, President
Dated: June 29, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gordon William Watts
Gordon William Watts, President, Director
Dated: June 29, 2004

/s/ James Gordon Watts
James Gordon Watts, Secretary/Treasurer, Director
Dated: June 29, 2004

/s/ Frank Bartek
Frank Bartek, Director
Dated: June 29, 2004