Form 10QSB
period 2004-06-30
WOOD PRODUCTS INC
filed 2004-08-20
CIK 1175976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to ______________

Commission file number: 333-91484

WOOD PRODUCTS, INC.
(Exact name of small business issuer as specified in it charter)

NEVADA	98-0363723
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

You Yi Cun Liuying Park No. 8, Huangsi Dajie, Beijing, PRC 100011
(Address of principal executive offices)

011 86 13910109328
(issuer's telephone number)

Suite 186-8120 #2 Road, Richmond, BC, Canada, V7C 5J8
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 12, 2004, the issuer had 33,750,000 shares of common stock, $0.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

i

Wood Products, Inc.
(A Development Stage Company)
Interim Financial Statements
For the three-month periods ended
June 30, 2004 and 2003
(Unaudited – Expressed in US Dollars)

Wood Products, Inc. (A Development Stage Company) Balance Sheets (Stated in US Dollars)

	June 30	March 31
	2004	2004
	(Unaudited)
Assets

Current
Cash	$1,356	$6,297
Prepaid expense	79	390

	1,435	6,687

Website development costs, net of amortization	-	1,082

Total Assets	$1,435	$7,769

Liabilities and Capital Deficit

Liabilities

Current
Accounts payable and accrued liabilities	$13,313	$9,824
Due to stockholder (Note 2)	25,647	25,671
	38,960	35,495

Capital Deficit
Share capital
Authorized
100,000,000 common shares with par value of $0.001
Issued and outstanding
33,750,000 common shares	33,750	33,750
Additional paid-in capital	80,901	80,901
Deficit accumulated in the development stage	(152,176)	(142,377)

Total Capital Deficit	(37,525)	(27,726)

Total Liabilities and Stockholders' Equity (Capital Deficit)	$1,435	$7,769

The accompanying notes are an integral part of these financial statements.

Wood Products, Inc. (A Development Stage Company) Statements of Changes in Stockholders' Equity (Capital Deficit) (Stated in US Dollars) (Unaudited)

For the period from January 8, 2002 (inception) to June 30, 2004

					Deficit	Total
					Accumulated	Stockholders'
	Common Shares		Shares	Additional	in the	Equity
			to be	Paid-in	Development	(Capital
	Shares	Amount	Issued	Capital	Stage	Deficit)

Issuance of common shares
at $0.001 per share on inception	10,000	$10	$-	$(9)	$-	$1

Shares to be issued	-	-	750	-	-	750

Net loss for the period	-	-	-	-	(7,145)	(7,145)

Balance, March 31, 2002	10,000	10	750	(9)	(7,145)	(6,394)

Issuance of common shares
at $0.001 per share	24,750,000	24,750	(750)	-	-	24,000

Issuance of common shares
at $0.004 per share	8,990,000	8,990	-	26,970	-	35,960

Compensation expense for shares issued
below market price	-	-	-	53,940	-	53,940

Net loss for the year	-	-	-	-	(107,137)	(107,137)

Balance, March 31, 2003	33,750,000	33,750	-	80,901	(114,282)	369

Net loss for the year	-	-	-	-	(28,095)	(28,095)

Balance, March 31, 2004	33,750,000	33,750	-	80,901	(142,377)	(27,726)

Net loss for the period	-	-	-	-	(9,799)	(9,799)

Balance June 30, 2004	33,750,000	$33,750	$-	$80,901	$(152,176)	$(37,525)

The accompanying notes are an integral part of these financial statements.

Wood Products, Inc. (A Development Stage Company) Statements of Operations (Stated in US Dollars) (Unaudited)

			For the
			period from
	For the three-month		January 8
	period ended		2002
	June 30		(inception)
			to June 30
	2004	2003	2004
			(Cumulative)

Expenses
Compensation expense	$-	$-	$53,940
Foreign exchange loss
Office and administration	2,993	2,817	14,852
Professional fees	5,724	5,972	79,880
Website development	1,082	170	3,504

Net loss for the period	$(9,799)	$(8,959)	$(152,176)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	33,750,000	33,750,000

The accompanying notes are an integral part of these financial statements.

Wood Products, Inc. (A Development Stage Company) Statements of Cash Flows (Stated in US Dollars) (Unaudited)

			Period from
	For the three-month		January 8
	period ended		2002
	June 30		(inception)
			to June 30
	2004	2003	2004
			(Cumulative)

Operating activities
Net loss for the period	$(9,799)	$(8,959)	$(152,176)
Adjustments to reconcile net loss for the period
to cash used in operating activities
Amortization	1,082	170	2,038
Non-cash compensation expense	-	-	53,940
(Increase) decrease in prepaid expense	311	(550)	(79)
Increase in accounts payable and
Accrued liabilities	3,489	2,683	13,313

Cash used in operating activities	(4,917)	(6,656)	(82,964)

Financing activities
Advances from (repayment of) loans from
stockholder	(24)	-	25,647
Proceeds from subscriptions and issuance of
common shares	-	-	60,711

Cash provided by (used in) financing activities	(24)	-	86,358

Investing activity
Increase in deferred website development costs	-	-	(2,038)

Increase (decrease) in cash	(4,941)	(6,656)	1,356

Cash, beginning of period	6,297	9,181	-

Cash, end of period	$1,356	$2,525	$1,356

Supplemental information
Interest and taxes paid	$-	$-	$-

Non-cash financing activities:
Compensation expense on issuance of shares	$-	$-	$53,940

The accompanying notes are an integral part of these financial statements.

Wood Products, Inc. (A Development Stage Company) Notes to the Financial Statements (Stated in US Dollars) (Unaudited)
June 30, 2004

1.	Nature of Business and Ability to Continue Operations

Wood Products, Inc. was incorporated on January 8, 2002 under the laws of the State of Nevada. The Company was previously organizing its business to supply Canadian building products and component material packages for packaged homes for export to customers worldwide. In July 2004, the Company entered into an understanding with other parties in connection with the acquisition of business interests in China. As of the date of these financial statements, no agreement has yet been closed.

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

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended March 31, 2004 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2004, the Company has no established source of revenue, has accumulated operating losses of $152,176 since its inception and has a working capital deficit. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining long-term financing as well as achieving a profitable level of operations. Management plans to raise additional equity capital as necessary to finance the operating and capital requirements of the Company. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available to sustain operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might arise from this uncertainty.

Wood Products, Inc. (A Development Stage Company) Notes to the Financial Statements (Stated in US Dollars) (Unaudited)
June 30, 2004

2.	Due to Stockholder

Amounts due to a former stockholder of the Company are unsecured, non-interest bearing and due on demand.

3.	Capital Stock

In April 2004, the Company forward split its common stock on a ten for one basis. The financial statements have been adjusted retroactively to account for the stock split.

Item 2. Management's Plan of Operation

Statements contained herein which are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: established competitors who have substantially greater financial resources and operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-QSB. Except for the historical information contained herein, the discussion in this Form 10-QSB contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-QSB. The Company's actual results could differ materially from those discussed here.

In May 2004, the Company appointed two new officers and directors and announced a new strategic objective of developing a diversified portfolio in China's rapidly developing economy, through acquisitions of certain carefully chosen dynamic industrial enterprises.

In July 2004, the Company announced that the directors had approved a name change of the Company from Wood Products, Inc. to China Industrial Corporation. The name change will be completed following approval by the shareholders at a special meeting of the shareholders that will be held to formalize the name change. The Company intends to solicit proxies for the special shareholders meeting.

In July 2004, several changes in management occurred, as described in Part II, Item 5, below.

On July 21, 2004, the board of directors approved in principle the acquisition of 100% of the outstanding shares of Harper & Harper, Ltd. The sole asset of Harper & Harper, Ltd. consists of its interest in a contract to purchase a fully-funded 28% interest in Shijiazhaung Dongfang Thermoelectric Group Company Limited ("Dongfang"). Dongfang has numerous interests in mainland China, including but not limited to: a controlling interest in four urban power plants, a controlling interest in two small, rural electric power plants, a minority interest in three coal mines, a 45% interest in a 15,000 ton per day cement manufacturing plant, and a controlling interest in a building materials company. Closing of the transaction is subject to completion of a change of the Company name from Wood Products, Inc. to China Industrial Corporation, as well as obtaining any necessary shareholder approvals. The Company and Harper & Harper, Ltd. are formalizing the details of the transaction and are preparing a formal written agreement for execution. While management has no reason to believe that the transaction will not be completed, until and unless a formal agreement is executed, management can provide no assurances that this undertaking will be completed.

In light of the pending transaction with Harper & Harper, Ltd., management does not intend to continue to pursue the packaged homes business.

There can be no assurance that the Company will be able to continue as a going concern or achieve material revenues or profitable operations. The Company requires financing, and no assurances can be given that financing will be available to the Company in the amounts required, or that, if available, will be on terms satisfactory to the Company.

Item 3. Controls and Procedures.

Based on their most recent evaluation, which was completed as of the end of the period covered by this periodic report on Form 10-QSB, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) were effective as of June 30, 2004 to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. During the fiscal quarter to which this report relates, there were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings - None.

Item 2. Changes in Securities and Use of Proceeds

Effective April 21, 2004, the Company effected a 10-for-1 forward-split of it common stock. There was no change in the number of shares of common stock that the Company was authorized to issue or change in the par value per share. The Company obtained a new cusip number and on April 21, 2004 it began trading under its new trading symbol "WPRO" on the OTC Bulletin Board.

Item 3. Defaults upon Senior Securities - None.

Item 4. Submission of Matters to a Vote of Securities Holders – None.

Item 5. Other Information –

On May 10, 2004, the Company appointed Michael J.A. Harrop as Chief Executive Officer and a director of the Company and appointed Alexander Chen as Vice President of China Operations and a director of the Company.

On July 14, 2004 the Board announced that the directors had approved a name change of the Company from Wood Products, Inc. to China Industrial Corporation. The name change will be completed following approval by the shareholders at a special meeting of the shareholders that will be held to formalize the name change. The Company intends to solicit proxies for the special shareholders meeting.

On July 21, 2004, the board of directors approved in principle the acquisition of 100% of the outstanding shares of Harper & Harper, Ltd. The sole asset of Harper & Harper, Ltd. consists of its interest in a contract to purchase a fully-funded 28% interest in Shijiazhaung Dongfang Thermoelectric Group Company Limited ("Dongfang"). Donfang has numerous interests in mainland China, including but not limited to: a controlling interest in four urban power plants, a controlling interest in two small, rural electric power plants, a minority interest in three coal mines, a 45% interest in a 15,000 ton per day cement manufacturing plant, and a controlling interest in a building materials company. Closing of the transaction is subject to completion of a change of the Company name from Wood Products, Inc. to China Industrial Corporation, as well as obtaining any necessary shareholder approvals. A copy of the press release is attached as an exhibit.

On July 27, 2004, Gordon Watts, James Watts and Frank Bartek and Michael J.A. Harrop resigned their positions as officers and directors of the Company.

Effective July 28, 2004, Chris Harper was appointed as director, President, Chief Executive Officer and Chairman of the Company. Mr. Harper is a principal of Harper & Harper, Ltd., the target acquisition company described above.

Effective July 28, 2004, Alexander Chen was appointed as Chief Financial Officer.

Alexander Chen, 58, started his career as the co-founder of Beijing MingHe Tech-trade Development Company and as Vice-Manager he was responsible for day-to-day operations. Later, as the Vice President of MingHe Group, Mr. Chen participated in the development of the Group's business plan and was responsible for its execution. Mr. Chen is a graduate of the Foreign Language Department, NanKai University, Tianjin in 1966 and until 1992 was a professor of Beijing Second Foreign Language University. He is also a director of Jupiter Enterprises, Inc., a SEC reporting company.

Chris Harper, 55, began his career in 1966, founding Georgia Thread Mill Corporation ("Georgia Thread"). Georgia Thread diversified from thread manufacturing in early 1970 to purchasing Keytronics, a computer memory and technical equipment manufacturer. The Georgia Thread was sold to Memorex Corporation in 1978. Mr. Harper relocated to the Midwestern Region of the United States and formed Cavalier Oil Company ("Cavalier"). Cavalier developed into an international oil and gas group with drilling, exploration and production in Africa, South America and Canada and was sold to Tiperrary Corporation in the early 1980's. Mr. Harper continued to invest in the natural resources field, developing gold mining operations in Africa, coal and copper mining in the United States, tin and coal mining in England and gold and asbestos mining in Canada. After successfully listing companies on the London, United States and German stock exchanges, Mr. Harper began to concentrate his efforts on developing the merchant banking aspects of the Company. Mr. Harper has participated, in various roles, in the formation, development, financing and public listing of over fifty companies on the stock exchanges of five countries.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit	Description
Number

3.1	Articles of Incorporation, as currently in effect, (Incorporated by reference to the Registrant's Registration Statement on Form SB-2 dated June 28, 2002).

3.2	Bylaws, as currently in effect (Incorporated by reference to the Registrant's Registration Statement on Form SB-2 dated June 28, 2002).

31.1	Section 302 Certification by the Corporation's Chief Executive Officer. (Filed herewith).

31.2	Section 302 Certification by the Corporation's Chief Financial Officer. (Filed herewith).

32.1	Section 906 Certification by the Corporation's Chief Executive Officer. (Filed herewith).

32.2	Section 906 Certification by the Corporation's Chief Financial Officer. (Filed herewith).

99.1	Press Release dated July 21, 2004. (Filed herewith).

(b) Reports on Form 8-K

                On June 8, 2004, the Company filed a Current Report on Form 8-K to report that the Company appointed two new members to its management team on May 10, 2004. Michael J.A. Harrop was appointed Chief Executive Officer and director of the Company. Alexander Chen was appointed Vice-President, China Operations and a director of the Company

                On August 2, 2004, the Company filed a Current Report on Form 8-K to report that effective July 27, 2004, Gordon Watts, Jim Watts and Frank Bartek resigned as directors of the Company. The resigning directors had no material disagreements with management or the Board of Directors.

SIGNATURES

                In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOOD PRODUCTS, INC.

Date: August 20, 2004	By:	/s/ Chris Harper
Chris Harper, Chief Executive Officer

Date: August 20, 2004	By:	/s/ Alexander Chen
Alexander Chen, Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
Number

3.1	Articles of Incorporation, as currently in effect, (Incorporated by reference to the Registrant's Registration Statement on Form SB-2 dated June 28, 2002).

3.2	Bylaws, as currently in effect (Incorporated by reference to the Registrant's Registration Statement on Form SB-2 dated June 28, 2002).

31.1	Section 302 Certification by the Corporation's Chief Executive Officer. (Filed herewith).

31.2	Section 302 Certification by the Corporation's Chief Financial Officer. (Filed herewith).

32.1	Section 906 Certification by the Corporation's Chief Executive Officer. (Filed herewith).

32.2	Section 906 Certification by the Corporation's Chief Financial Officer. (Filed herewith).

99.1	Press Release dated July 21, 2004. (Filed herewith).