Form 10QSB
period 2004-09-30
WOOD PRODUCTS INC
filed 2004-11-23
CIK 1175976

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

 011 86 13910109328
(Issuer's Telephone Number)

Suite 186-8120#2 Road, Richmond, BC Canada V7C 5J8

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), Yes XX    No ___    and (2) has been subject to such filing requirements for the past 90 days. Yes XX    No    ___

As of November 19, 2004, the issuer had 33,750,000 shares issued and outstanding of its common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Wood Products, Inc.

(A Development Stage Company)

Interim Financial Statements

For the six-month periods ended

September 30, 2004 and 2003

(Unaudited - Expressed in US Dollars)

Contents

Interim Financial Statements

Balance Sheets

Statements of Changes in Stockholders' Equity (Capital Deficit)

Statements of Operations

Statements of Cash Flows

Notes to the Financial Statements

Wood Products, Inc.

(A Development Stage Company)

Balance Sheets

(Stated in US Dollars)

	September 30	March 31
	2004	2004
	(Unaudited)
Assets

Current
Cash	$ -	$ 6,297
Prepaid expense	79	390
	79	6,687

Website development costs, net of amortization	-	1,082

Total Assets	$ 79	$ 7,769

Liabilities and Capital Deficit

Liabilities

Current
Accounts payable and accrued liabilities	$ 8,363	$ 9,824
Loan payable (Note 2)	35,466	-
Due to stockholder (Note 2)	-	25,671

Total Liabilities	43,829	35,495

Capital Deficit
Share capital
Authorized
100,000,000 common shares with par value $0.001
Issued and outstanding
33,750,000 common shares	33,750	33,750
Additional paid-in capital	80,901	80,901
Deficit accumulated in the development stage	(158,401)	(142,377)

Total Capital Deficit	(43,750)	(27,726)

Total Liabilities and Stockholders' Equity (Capital Deficit)	$ 79	$ 7,769

The accompanying notes are an integral part of these financial statements.

Wood Products, Inc.

(A Development Stage Company)

Statements of Changes in Stockholders' Equity (Capital Deficit)

(Stated in US Dollars)

For the period from January 8, 2002 (inception) to September 30, 2004

					Deficit	Total
					Accumulated	Stockholders'
	Common Shares		Shares	Additional	in the	Equity
			to be	Paid-in	Development	(Capital
	Shares	Amount	Issued	Capital	Stage	Deficit)
Issuance of common shares at $0.001 per share on inception	10,000	$ 10	$ -	$ (9)	$ -	$ 1

Shares to be issued	-	-	750	-	-	750

Net loss for the period	-	-	-	-	(7,145)	(7,145)

Balance, March 31, 2002	10,000	10	750	(9)	(7,145)	(6,394)

Issuance of common shares at $0.001 per share	24,750,000	24,750	(750)	-	-	24,000

Issuance of common shares at $0.004 per share	8,990,000	8,990	-	26,970	-	35,960

Compensation expense for shares issued below market price	-	-	-	53,940	-	53,940

Net loss for the year	-	-	-	-	(107,137)	(107,137)

Balance, March 31, 2003	33,750,000	33,750	-	80,901	(114,282)	369

Net loss for the year	-	-	-	-	(28,095)	(28,095)

Balance, March 31, 2004	33,750,000	33,750	-	80,901	(142,377)	(27,726)

Net loss for the period	-	-	-	-	(16,024)	(16,024)

Balance, September 30, 2004 (unaudited)	33,750,000	$ 33,750	$ -	$ 80,901	$ (158,401)	$ (43,750)

The accompanying notes are an integral part of these financial statements.

Wood Products, Inc.

(A Development Stage Company)

Statements of Operations

(Stated in US Dollars)

(Unaudited)

					For the
					period from
	Three-month		Six-month		January 8
	periods ended		periods ended		2002
	September 30		September 30		(inception) to
					September 30
	2004	2003	2004	2003	2004
					(Cumulative)

Expenses
Compensation expense	$ -	$ -	$ -	$ -	$ 53,940
Office and administration	1,589	1,485	4,582	4,302	16,441
Professional fees	4,636	2,522	10,360	8,494	84,516
Website development	-	170	1,082	340	3,504

Net loss for the period	$ (6,225)	$ (4,177)	$ (16,024)	$ (13,136)	$ (158,401)

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares outstanding	33,750,000	33,750,000	33,750,000	33,750,000

The accompanying notes are an integral part of these financial statements.

Wood Products, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Stated in US Dollars)

(Unaudited)

			Period from
	For the six-month		January 8
	period ended		2002
	September 30		(inception)
			to September 30
	2004	2003	2004
			(Cumulative)

Operating activities
Net loss for the period	$ (16,024)	$ (13,136)	$ (158,401)
Adjustments to reconcile net loss for the period
to cash used in operating activities
Amortization	1,082	340	2,038
Non-cash compensation expense	-	-	53,940
(Increase) decrease in prepaid expense	311	(505)	(79)
Increase (decrease) in accounts payable and
accrued liabilities	(1,461)	5,168	8,363

Cash used in operating activities	(16,092)	(8,133)	(94,139)

Financing activities
Repayment of loans from stockholder	(25,671)	-	-
Proceeds from loan payable	35,466	-	35,466
Proceeds from subscriptions and issuance of common shares	-	-	60,711

Cash provided by financing activities	9,795	-	96,177

Investing activity
Increase in deferred website development costs	-	-	(2,038)

Decrease in cash	(6,297)	(8,133)	-

Cash, beginning of period	6,297	9,181	-

Cash, end of period	$ -	$ 1,048	$ -

Supplemental information
Interest and taxes paid	$ -	$ -	$ -

Non-cash financing activities:
Compensation expense on issuance of shares	$ -	$ -	$ 53,940

The accompanying notes are an integral part of these financial statements.

Wood Products, Inc.

(A Development Stage Company)

Notes to the Financial Statements

(Stated in US Dollars)

(Unaudited)
September 30, 2004

1.          Nature of Business and Ability to Continue Operations

Wood Products, Inc. was incorporated on January 8, 2002 under the laws of the State of Nevada. The Company was previously organizing its business to supply Canadian building products and component material packages for packaged homes for export to customers worldwide. In July 2004, the Company entered into an agreement with Harper & Harper, Ltd. ("Harper & Harper), in connection with the acquisition of 100% of the outstanding shares of Harper & Harper in exchange for 35 million shares of the Company's common stock. The closing of the agreement is subject to and will coincide with the execution of the Share Transfer Agreement between the City of Shijuazjuang and Harper & Harper in connection with the acquisition of interest in a thermal electronic project in China. As of the date of these financial statements, the agreement has not yet been closed.

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

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2004, the Company has no established source of revenue, has accumulated operating losses of $158,401 since its inception and has a working capital deficit of $43,750. The continuation of the Company is dependent upon the continuing financial support of creditors, obtaining long-term financing to complete the acquisition of Harper & Harper, the acquisition of interest in the thermal electronic project in China and the development of the project to achieve a profitable level of operations. Management plans to raise additional equity capital as necessary to finance the operating and capital requirements of the Company. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available to sustain operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might arise from this uncertainty.

On August 26, 2004, Harper & Harper assigned its 5% interest in a waste water treatment plant construction and management company based in Beijing, China to the Company in accordance with the acquisition agreement between the Company and Harper & Harper.

Wood Products, Inc.

(A Development Stage Company)

Notes to the Financial Statements

(Stated in US Dollars)

(Unaudited)
September 30, 2004

1. Nature of Business and Ability to Continue Operations - Continued

On September 5, 2004, the Company's Board of Directors approved the acquisition of 15% of the issued and outstanding shares of North Space Steel Structure Co. Ltd. ("North Space"), a steel fabrication company in Beijing, China. North Space and the management of the Company is formalizing the terms of the acquisition and are preparing formal written agreement for execution. As at the date of these financial statements, no formal agreement has yet been executed.

2. Due to Stockholder and Loan Payable

Proceeds from the loan payable were used to repay the amounts due to a former stockholder of the Company on August 15, 2004. The loan payable is unsecured, non-interest bearing, due on demand and payable to an unrelated party.

3. Share Capital
In April 2004, the Company forward split its common stock on a ten for one basis. The financial statements have been adjusted retroactively to account for the stock split

Item 2. Management's Plan of Operation

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

In July and August 2004, several changes in management occurred, as described in Part II, Item 5, below.

On July 21, 2004, the Board of Directors approved in principle the acquisition of 100% of the outstanding shares of Harper & Harper, Ltd. The sole asset of Harper & Harper, Ltd. consists of its interest in a contract to purchase a fully-funded 28% interest in Shijiazhaung Dongfang Thermoelectric Group Company Limited ("Dongfang").The Dongfang - Harper & Harper, Ltd. project was listed as Number 90 on the PricewaterhouseCoopers "Power Deals 2003 Annual Review - Mergers and acquisitions activity within the global electricity and gas market" Dongfang has numerous interests in mainland China, including but not limited to: a controlling interest in four urban power plants; a controlling interest in two small, rural electric power plants; a minority interest in three coal mines; a 45% interest in a 15,000 ton per day cement manufacturing plant and a controlling interest in a building materials company. The Company and Harper & Harper, Ltd. have executed a formal written agreement with the closing scheduled to coincide with the execution of the Share Transfer Agreement between the City of Shijuazhuang and Harper & Harper, Ltd. While management has no reason to believe that the transaction will not be completed, until and unless the Share Transfer Agreement is executed, management can provide no assurances that this undertaking will be completed.

On August 26, 2004 Harper & Harper assigned its 5% investment interest in Zhong Huan Water Treatment Construction Co., Ltd. ("Zhong Huan"), a waste water treatment plant construction and management company based in Beijing, China. Chris Harper, Director, President, CEO and Chairman of Wood Products, has also assumed a seat on Zhong Huan's Board of Directors. .Zhong Huan is a joint venture between Harper & Harper Ltd., China Environmental Protection Co. Ltd., Shanghai Infrastructure Construction Holding Ltd., Wuhan Honglin Group Ltd., and Chemical Research Institute No. 2. Zhong Huan undertakes urban and industrial water supply and waste water treatment and drainage projects. It has strong experience in plant planning, design, construction, operational management and financing for municipal waste treatment projects. The Company develops and utilizes technologies that provide environment-friendly solutions for water and waste management. The acquisition represents an opportunity to participate in a high growth sector of China's industrial and urban infrastructure. China has a population of 1.2 billion people that produces almost four billion tons of sewage daily. This, coupled with the country's increasingly industrialized state, makes the need for clean water and proper waste management even more critical today. Zhong Huan recently began work on the Wuxi City Binhu Waste Water Treatment Factory Project and is actively bidding for other projects in the Yangtze River Delta and Pearl River Delta areas, as well as in Beijing, Tianjin, Shanghai and Hainan.

On September 9, 2004 to the Company's Board of Directors approved the acquisition of a 15% investment interest in North Space Steel Structure Co., Ltd. ("North Space"). North Space is a leading steel fabrication company founded in Beijing, China in 1996. The company fabricates heavy steel construction products, such as girders, tanks and bridge steel, and light steel buildings. The company provides planning, design and building services as well as a national distribution system for delivery of their products. North Space's fabrication facilities have current integrated production capacity to generate 50,000 tons of steel and grid structures and 3,000,000 square meters of anodized and colored light steel panels. North Space boasts an international standard, modern manufacturing base with advanced digital control cutting and automatic welding processing line that is ISO 9001 certified. The company has major projects across China, including the State Planning Commission office building, the First City Under the Sun of Zhongxin Guoan, Anshan Beer Co., Ltd., National Cow Gene Embryo Center, Shanxi Nanfeng Chemical Group, and Guangdong Zhanjiang Sugar Co. Ltd. In 2003, North Space's sales exceeded 160 million RMB (20 million USD). The company expects revenues of 200 million RMB (25 million USD) for 2004. Management is formalizing the details of the transaction and preparing final acquisition and management contracts. While management has no reason to believe that the transaction will not be completed, until and unless a formal agreement is executed, management can provide no assurances that this undertaking will be completed.

In light of these pending and completed transactions, management does not intend to continue to pursue the packaged homes business.

We anticipate our cash needs to be insignificant until such time as we close our acquisition of Harper & Harper. At September 30, 2004, we had no cash on hand and our operating expenditures were being paid out of loans obtained from an unrelated party. Accordingly, we will continue to require additional funding equal until such time as the acquisition of Harper & Harper closes.

There can be no assurance that the Company will be able to continue as a going concern or achieve material revenues or profitable operations. The Company requires financing, and no assurances can be given that financing will be available to the Company in the amounts required, or that, if available, will be on terms satisfactory to the Company.

If we do not achieve the necessary additional financing, or if the additional financing that we achieve is less than required, then we will scale back our operations according to the funds available to us. Notwithstanding that we may be able to continue our operations as an inactive company from proceeds of loans without additional financing we may not be able to achieve our business goals in connection with the acquisition.

We anticipate that if we pursue any additional financing following the closing of our acquisition of Harper & Harper, the financing would be an equity financing achieved through the sale of our common stock. We do not currently have any arrangement in place for any debt or equity financing. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. In the event we are not successful in obtaining such financing when necessary, we may not be able to proceed with our business plan.

In that regard, our financial statements for the year ended March 31, 2004 audited by BDO Dunwoody LLP, independent registered public accounting firm, to the extent and for the periods set forth in their report contained an explanatory paragraph regarding our company's ability to continue as a going concern.

Item 3. Controls and Procedures.

Based on their most recent evaluation, which was completed as of the end of the period covered by this periodic report on Form 10-QSB, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) were effective as of September 30, 2004 to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. During the fiscal quarter to which this report relates, there were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings - None.

Item 2. Changes in Securities and Use of Proceeds

Item 3. Defaults upon Senior Securities - None.

Item 4. Submission of Matters to a Vote of Securities Holders - None.

Item 5. Other Information -

On July 14, 2004 the Board announced that the directors had approved a name change of the Company from Wood Products, Inc. to China Industrial Corporation. The name change will be completed following approval by the shareholders at a special meeting of the shareholders that will be held to formalize the name change. The Company intends to solicit proxies for the special shareholders meeting.

On July 21, 2004, the board of directors approved in principle the acquisition of 100% of the outstanding shares of Harper & Harper, Ltd. The sole asset of Harper & Harper, Ltd. consists of its interest in a contract to purchase a fully-funded 28% interest in Shijiazhaung Dongfang Thermoelectric Group Company Limited ("Dongfang").   Donfang has numerous interests in mainland China, including but not limited to: a controlling interest in four urban power plants, a controlling interest in two small, rural electric power plants, a minority interest in three coal mines, a 45% interest in a 15,000 ton per day cement manufacturing plant, and a controlling interest in a building materials company. On July 27, 2004 the Company entered into a contract to purchase Harper & Harper, Ltd. in exchange for 35 million shares of the Company's common stock, subject to the execution of a Share Transfer Agreement between the City of Shijuazhuang and Harper & Harper, Ltd.

On July 27, 2004, Gordon Watts, James Watts and Frank Bartek and Michael J.A. Harrop resigned their positions as officers and directors of the Company.

Effective July 28, 2004, Chris Harper was appointed as director, President, Chief Executive Officer and Chairman of the Company. Mr. Harper is a principal of Harper & Harper, Ltd., the target acquisition company described above. Chris Harper, 55, began his career in 1976, founding Georgia Thread Mill Corporation. The Company diversified from thread manufacturing in 1978 by purchasing Kaytronics, a computer memory and technical equipment manufacturer. The Company was sold to Memorex Corporation in 1978. Mr. Harper relocated to the Midwestern Region of the United States and formed Cavalier Oil Company ("Cavalier"). Cavalier developed into an international oil and gas group with drilling, exploration and production in Africa, South America and Canada and was sold to Tiperrary Corporation in the early 1980's. Mr. Harper continued to invest in the natural resources field, developing gold mining operations in Africa, coal and copper mining in the United States, tin and coal mining in England and gold and asbestos mining in Canada. After successfully listing companies on the London, United States and German stock exchanges, Mr. Harper began to concentrate his efforts on developing the merchant banking aspects of the Company. Mr. Harper has participated, in various roles, in the formation, development, financing and public listing of over fifty companies on the stock exchanges of five countries.

Effective July 28, 2004, Alexander Chen was appointed as Chief Financial Officer. Alexander Chen, 58, started his career as the co-founder of Beijing MingHe Tech-trade Development Company and as Vice-Manager he was responsible for day-to-day operations. Later, as the Vice President of MingHe Group, Mr. Chen participated in the development of the Group's steel fabrication business plan and was responsible for its execution. Mr. Chen is a graduate of the Foreign Language Department, NanKai University, Tianjin in 1966 and until 1992 was a professor of Beijing Second Foreign Language University. He is also a director of Jupiter Enterprises, Inc., a SEC reporting company.

Effective August 9, 2004, Frank Schultz was appointed as Vice President of Finance and Director of the Company. Mr. Schultz brings over 40 years of finance and operations experience to Wood Products. Mr. Schultz was most recently a television commentator covering the Frankfurt Stock Exchange for Deutsche Welle, a leading German broadcasting company. Deutsche Welle's programs are broadcast around the world in 30 different languages via television, the internet and radio. Mr. Schultz is also a board member of Union Vermogensverwaltung AG. In 1990, Mr. Schultz co-founded Ballmaier & Schultz Borsenmakler GmbH, The firm was listed on the Frankfurt Stock Exchange in 1994 as Ballmaier & Schultz Wertpapier AG, making it the first stock brokerage company to go public on Germany's largest stock exchange. Prior to that, Mr. Schultz was Vice President of Rabe & Partner Borsenmakler who specialized in Japanese securities instruments. His primary engagement for 10 years was as a specialist advising on corporate restructuring of companies in Germany. Mr. Schultz began his career in 1968 as a systems specialist and sales representative at IBM Deutschland GmbH. Mr. Schultz received his economics degree from Johann Wolfgang Goethe University in Frankfurt, Germany.

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

(b) Reports on Form 8-K

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

WOOD PRODUCTS, INC.

Date: November 23, 2004	By:	/s/ Chris Harper
Chris Harper, Chief Executive Officer

Date: November 23, 2004	By:	/s/ Alexander Chen
Alexander Chen, Chief Financial Officer