Form 10QSB
period 2004-12-31
WOOD PRODUCTS INC
filed 2005-02-23
CIK 1175976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ____ TO ____

Commission File Number: 333-91484

WOOD PRODUCTS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0363723
(State or other jurisdiction of incorporation	(IRS Employer Identification No.)
or organization)

You Yi Cun Liuying Park No. 8, Huangsi Dajie, Beijing, PRC 100011
(Address of principal executive offices)

011 86 13910109328
(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), Yes XX No ___ and (2) has been subject to such filing requirements for the past 90 days. Yes XX No ___ As of February 21, 2005, the issuer had 33,375,000 shares issued and outstanding of its common stock.

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

Wood Products, Inc.
(A Development Stage Company)
Interim Financial Statements
For the nine-month periods ended
December 31, 2004 and 2003
(Unaudited – Expressed in US Dollars)

Contents

Interim Financial Statements

Wood Products, Inc.
(A Development Stage Company)
Balance Sheets
(Stated in US Dollars)

	December 31	March 31
	2004	2004
	(Unaudited)
Assets

Current
Cash	$-	$6,297
Prepaid expense	154	390

	154	6,687

Website development costs, net of amortization	-	1,082

Total Assets	$154	$7,769

Liabilities and Capital Deficit

Liabilities

Current
Accounts payable and accrued liabilities	$9,510	$9,824
Loan payable (Note 2)	44,163	-
Due to Stockholder (Note 2)	-	25,671
	53,673	35,495
Capital Deficit
Share capital (Note 3)
Authorized
100,000,000 common shares with par value $0.001
Issued and outstanding
33,750,000 common shares	33,750	33,750
Additional paid-in capital	80,901	80,901
Deficit accumulated in the development stage	(168,170)	(142,377)

Total Capital Deficit	(53,519)	(27,726)

Total Liabilities and Capital Deficit	$154	$7,769

The accompanying notes are an integral part of these financial statements.

     Wood Products, Inc.
(A Development Stage Company)
Statements of Changes in Stockholders’ Equity (Capital Deficit)
(Stated in US Dollars)

For the period from January 8, 2002 (inception) to December 31, 2004

					Deficit	Total
					Accumulated	Stockholders’
	Common Shares		Shares	Additional	in the	Equity
			to be	Paid-in	Development	(Capital
	Shares	Amount	Issued	Capital	Stage	Deficit)
Issuance of common shares
at $0.001 per share on inception	10,000	$10	$-	$(9)	$-	$1
Shares to be issued	-	-	750	-	-	750
Net loss for the period	-	-	-	-	(7,145)	(7,145)
Balance, March 31, 2002	10,000	10	750	(9)	(7,145)	(6,394)
Issuance of common shares at
$0.001 per share	24,750,000	24,750	(750)	-	-	24,000
Issuance of common shares at
$0.004 per share	8,990,000	8,990	-	26,970	-	35,960
Compensation expense for shares
issued below market price	-	-	-	53,940	-	53,940
Net loss for the year	-	-	-	-	(107,137)	(107,137)
Balance, March 31, 2003	33,750,000	33,750	-	80,901	(114,282)	369
Net loss for the year	-	-	-	-	(28,095)	(28,095)
Balance, March 31, 2004	33,750,000	33,750	-	80,901	(142,377)	(27,726)
Net loss for the period	-	-	-	-	(25,793)	(25,793)
Balance, December 31, 2004
(unaudited)	33,750,000	$33,750	$-	$80,901	$(168,170)	$(53,519)

The accompanying notes are an integral part of these financial statements.

Wood Products, Inc.
(A Development Stage Company)
Statements of Operations
(Stated in US Dollars)
(Unaudited)

					For the
					period from
	Three-month		Nine-month		January 8
	periods ended		periods ended		2002
	December 31		December 31		(inception) to
					December 31
	2004	2003	2004	2003	2004
					(Cumulative)

Expenses
Compensation expense	$-	$-	$-	$-	$53,940
Office and administration	434	2,281	4,991	6,583	16,875
Professional fees	9,335	2,452	19,695	10,946	93,851
Website development	-	170	1,107	510	3,504

Net loss for the period	$(9,769)	$(4,903)	$(25,793)	$(18,039)	$(168,170)

Basic and diluted loss per
share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares
outstanding	33,750,000	33,750,000	33,750,000	33,750,000

The accompanying notes are an integral part of these financial statements.

Wood Products, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Stated in US Dollars)
(Unaudited)

			Period from
	For the nine-month		January 8
	period ended		2002
	December 31		(inception)
			to December 31
	2004	2003	2004
			(Cumulative)

Operating activities
Net loss for the period	$(25,793)	$(18,039)	$(168,170)
Adjustments to reconcile net loss for the period
to cash used in operating activities
Amortization	1,082	510	2,038
Non-cash compensation expense	-	-	53,940
(Increase) decrease in prepaid expense	236	(760)	(154)
Increase (decrease) in accounts payable and
accrued liabilities	(314)	2,557	9,510

Cash used in operating activities	(24,789)	(15,732)	(102,836)

Financing activities
Advances from (repayment of loans from)
stockholder	(25,671)	10,701	-
Proceeds from loan payable	44,163	-	44,163
Proceeds from subscriptions and issuance of
common shares	-	-	60,711

Cash provided by financing activities	18,492	10,701	104,874

Investing activity
Increase in deferred website development costs	-	-	(2,038)

Decrease in cash	(6,297)	(5,031)	-

Cash, beginning of period	6,297	9,181	-

Cash, end of period	$-	$4,150	$-

Supplemental information
Interest and taxes paid	$-	$-	$-

Non-cash financing activities:
Compensation expense on issuance of shares	$-	$-	$53,940

The accompanying notes are an integral part of these financial statements.

Wood Products, Inc. (A Development Stage Company) Notes to the Financial Statements (Stated in US Dollars) (Unaudited)
December 31, 2004

1.

Nature of Business and Ability to Continue Operations

Wood Products, Inc. was incorporated on January 8, 2002 under the laws of the State of Nevada. The Company was previously organizing its business to supply Canadian building products and component material packages for packaged homes for export to customers worldwide. In July 2004, the Company entered into an agreement with Harper & Harper, Ltd. ("Harper & Harper), in connection with the acquisition of 100% of the outstanding shares of Harper & Harper in exchange for 35 million shares of the Company's common stock. The closing of the agreement is subject to and will coincide with the execution of the Share Transfer Agreement between the City of Shijiazjuang and Harper & Harper in connection with the acquisition of an interest in a thermal electronic project in China. As of the date of these financial statements, the agreement has not yet been closed.

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

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at December 31, 2004, the Company has no established source of revenue, has accumulated operating losses of $168,170 since its inception and has a working capital deficit of $53,519. The continuation of the Company is dependent upon the continuing financial support of creditors, obtaining long-term financing to complete the acquisition of Harper & Harper, the acquisition of an interest in the thermal electronic project in China and the development of the project to achieve and maintain a profitable level of operations. Management plans to raise additional equity capital as necessary to finance the operating and capital requirements of the Company. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available to sustain operations.

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

Wood Products, Inc. (A Development Stage Company) Notes to the Financial Statements (Stated in US Dollars) (Unaudited)
December 31, 2004

1.

Nature of Business and Ability to Continue Operations (Continued)

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

In December 2004, subject to regulatory and shareholders’ approval, the Company applied to change its name to China Industrial Corporation.

2.

Loan Payable and Due to Stockholder

Proceeds from the loan payable were used to repay the amounts due to a former stockholder of the Company on August 15, 2004, as well as to cover general and administrative expenses of the Company. The loan payable is unsecured, non-interest bearing, due on demand and payable to an unrelated party.

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

On July 21, 2004, the Board of Directors approved in principle the acquisition of 100% of the outstanding shares of Harper & Harper, Ltd. The sole asset of Harper & Harper, Ltd. consists of its interest in a contract to purchase a fully-funded 28% interest in Shijiazhaung Dongfang Thermoelectric Group Company Limited ("Dongfang"). The Company and Harper & Harper, Ltd. have executed a formal written agreement with the closing scheduled to coincide with the execution of the Share Transfer Agreement between the City of Shijuazhuang and Harper & Harper, Ltd. As at the date of this Form 10 QSB, the agreement has not yet been closed. While management has no reason to believe that the transaction will not be completed, until and unless the Share Transfer Agreement is executed, management can provide no assurances that this undertaking will be completed.

We anticipate our cash needs to be insignificant until such time as we close our acquisition of Harper & Harper. At December 31, 2004, we had no cash on hand and our operating expenditures were being paid out of loans obtained from an unrelated party. Accordingly, we will continue to require such funding until such time as the acquisition of Harper & Harper closes.

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

On September 9, 2004 Harper & Harper assigned its right to acquire 15% interest in North Space Steel Structure Co., Ltd. (”North Space”) to the Company in accordance with the stock purchase agreement between the two companies. Management is formalizing the details of the transaction and preparing final acquisition and management contracts. While management has no reason to believe that the transaction will not be completed, until and unless a formal agreement is executed, management can provide no assurances that this undertaking will be completed.

There can be no assurance that the Company will be able to continue as a going concern or achieve material revenues or profitable operations. The Company requires financing, and no assurances can be given that financing will be available to the Company in the amounts required, or that, if available, will be on terms satisfactory to the Company.

Item 3. Controls and Procedures.

Based on their most recent evaluation, which was completed as of the end of the period covered by this periodic report on Form 10-QSB, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) were effective as of December 31, 2004 to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. During the fiscal quarter to which this report relates, there were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings - None.

Item 2. Changes in Securities and Use of Proceeds - None

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

None.

SIGNATURES

                    In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOOD PRODUCTS, INC.

Date: February 23, 2005	By:	/s/ Chris Harper
Chris Harper, Chief Executive Officer

Date: February 23, 2005	By:	/s/ Alexander Chen
Alexander Chen, Chief Financial Officer