Form 10KSB
period 2005-03-31
WOOD PRODUCTS INC
filed 2005-08-17
CIK 1175976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: March 31, 2005

WOOD PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Nevada	333-91484	98-0363723
(State of other jurisdiction of	(Commission File Number)	(IRS Employer Identification No.)
incorporation or organization)

You Yi Cun Liuying Park No. 8, Huangsi Daje, Beijing, PRC 100011
(Address of principal executive offices)

Registrant’s telephone number: 011 86 13910109382

(Mark One)
☒ Annual report pursuant to Section 13 or 15(d) of the securities exchange act of 1934 for the fiscal year ended March 31, 2005.

☐ Transition report under Section 13 or 15(d) of the securities exchange act of 1934

Securities registered under Section 12(b) of the Exchange Act:
Common stock

Securities registered under Section 12(g) of the Exchange Act:
Common stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 or Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☒

State issuer’s revenues for its most recent fiscal year: $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $2,005,080 (28,644,000 common shares at $0.07 per share, average of bid and ask price on July 28, 2005.)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of July 31, 2005, the issuer had 33,750,000 shares of common stock issued and outstanding.

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

On July 21, 2004, the Board of Directors approved in principle the acquisition of 100% of the outstanding shares of Harper & Harper, Ltd. The sole asset of Harper & Harper, Ltd. consists of its interest in a contract to purchase a fully-funded 28% interest in Shijiazhaung Dongfang Thermoelectric Group Company Limited ("Dongfang") which has numerous interests in mainland China, including power plants, coal mines, cement manufacturing plant and building materials company. The Company and Harper & Harper, Ltd. have executed a formal written agreement with the closing scheduled to coincide with the execution of the Share Transfer Agreement between the City of Shijuazhuang and Harper & Harper, Ltd. While management has no reason to believe that the transaction will not be completed, until and unless the Share Transfer Agreement is executed, management can provide no assurances that this undertaking will be completed.

In anticipation of the acquisition of Harper & Harper, Ltd. the Company’s management changed as follows: Gordon William Watts and James Gordon Watts resigned as the President and Chief Financial Officer of the Company. Both Gordon and James Watts as well as Mr. Frank Bartek also resigned as directors of the Company in July 2004. Chris Harper, Alexander Chen and Michael J Harrop became the directors and officers of the Company.

In August and September 2004, Harper & Harper Ltd. assigned its rights to acquire interests in Zhong Huan Water Treatment Construction Co., Ltd. and North Space Steel Structure Co., Ltd. to Wood Products as described elsewhere in Item 6, Management’s Discussion and Analysis or Plan of Operation.

In light of these pending acquisitions and transactions, the Company plans to discontinue its pursuit in the packaged home business and to continue developing its interest in China through the abovementioned projects.

On April 22, 2004, the Company effectuated a forward stock-split on a 10:1 basis such that immediately following the forward stock-split, the number of outstanding common shares of the Company increased from 3,375,000 shares to 33,750,000 shares.

In December 2004, subject to regulatory and shareholders’ approval, the Company applied to change its name to China Industrial Corporation.

Business of Issuer

Prior to the changes in management, Wood Products’ objective was to pursue the assembly of quality packaged homes and the supply of component material packages in Canada for export to customers worldwide. Packaged homes would be custom shipments of framing, lumber, and finishing components, which would be assembled on the building site.

On July 21, 2004, the Board of Directors approved in principle the acquisition of 100% of the outstanding shares of Harper & Harper, Ltd. (the “Acquisition”). The Company plans to develop a diversify portfolio of investments in the rapidly growing economy in China through the acquisition of Harper & Harper Ltd. and its interests in the Dongfang – Harper & Harper, Ltd. project, the acquisitions of Zhong Huan Water Treatment Construction Co., Ltd. (“Zhong Huan”) and North Space Steel Structure Co., Ltd. (“North Space”).

Until the completion of these acquisitions, the Company is largely inactive.

There is currently no requirement for compliance with any environmental laws (federal, state, province and local).

The Company has no revenues at this time and no employees, full-time or otherwise, but use contractors as required. We may hire employees on an as-needed basis in the future as our operations expand. As discussed elsewhere in this document, the administration of the Company is managed by Corporate Administrative Services Ltd. (“CAS”), an independent consulting company.

REPORTS TO SECURITY HOLDERS.

Wood Products is not required to provide annual reports to security holders.

Wood Products is subject to the reporting requirements of the Securities and Exchange Commission (“SEC”) and will file reports including, but not limited to, Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Event Reports on Form 8-K, and Proxy Statements on Schedule 14.

The public may read and copy any materials Wood Products files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The Public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC and the address of that site is www.sec.gov.

Item 2. Description of Property.

Since July 2004, Wood Products’ current principal place of business and corporate offices is You Yi Cun Liuying Park in Beijing, the Peoples’ Republic of China. There is no formal lease agreement and no rental fees were charged to the Company. The administration of the operations in Canada was provided by CAS at Suite 2103, 808 Nelson Street, Vancouver, Canada. The Company was charged $4,398 (CDN $5,350) for administrative services by CAS.

Wood Products does not have any investments or interests in any real estate. Wood Products does not invest in real estate mortgages, nor does it invest in Securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings

We are not a party to any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year ended March 31, 2005, to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Wood Products’ stock is currently traded on the Pink Sheet, LLC under the Symbol WPRO.

Our Common Stock is not listed on any exchange. The following table sets forth the high and low bid prices for our Common Stock as reported by the "Pink Sheets", reported on a fiscal quarter basis for the two most recent fiscal years ending March 31, 2005:

Quarter ended	Year ended March 31, 2005		Year ended March 31, 2004
	High ($)	Low ($)	High ($)	Low ($)
March 31	0.10	0.07	0.195	0.175
December 31	0.10	0.08	0.18	0.15
September 30	0.16	0.10	0.18	0.13
June 30	0.10	0.03	1.41	1.29

The quotations reflect inter-dealer prices, without retail markups, markdowns, or commissions and do not necessarily represent actual transactions.

Holders of the Common Stock

As of March 31, 2005, Wood Products had thirty-eight (38) registered shareholders.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended March 31, 2005.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

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

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-KSB. Except for the historical information contained herein, the discussion in this Form 10-KSB contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-KSB. The Company's actual results could differ materially from those discussed here.

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

As discussed elsewhere in this document, on July 21, 2004, the Board of Directors approved in principle the acquisition of 100% of the outstanding shares of Harper & Harper, Ltd. The sole asset of Harper & Harper, Ltd. consists of its interest in a contract to purchase a fully-funded 28% interest in Shijiazhaung Dongfang Thermoelectric Group Company Limited ("Dongfang").The Dongfang – Harper & Harper, Ltd. project was listed as Number 90 on the PricewaterhouseCoopers “Power Deals 2003 Annual Review – Mergers and acquisitions activity within the global electricity and gas market” Dongfang has numerous interests in mainland China, including but not limited to: a controlling interest in four urban power plants; a controlling interest in two small, rural electric power plants; a minority interest in three coal mines; a 45%

interest in a 15,000 ton per day cement manufacturing plant and a controlling interest in a building materials company. The Company and Harper & Harper, Ltd. have executed a formal written agreement with the closing scheduled to coincide with the execution of the Share Transfer Agreement between the City of Shijuazhuang and Harper & Harper, Ltd. While management has no reason to believe that the transaction will not be completed, until and unless the Share Transfer Agreement is executed, management can provide no assurances that this undertaking will be completed.

On August 26, 2004, Harper & Harper assigned its rights to acquire a 5% investment interest in Zhong Huan, a waste water treatment plant construction and management company based in Beijing, China. Concurrently, the Board of Directors of the Company approved the acquisition. Chris Harper, Director, President, CEO and Chairman of Wood Products, has also assumed a seat on Zhong Huan's Board of Directors. Zhong Huan is a joint venture between Harper & Harper Ltd., China Environmental Protection Co. Ltd., Shanghai Infrastructure Construction Holding Ltd., Wuhan Honglin Group Ltd., and Chemical Research Institute No. 2. Zhong Huan undertakes urban and industrial water supply and waste water treatment and drainage projects. It has strong experience in plant planning, design, construction, operational management and financing for municipal waste treatment projects. The Company develops and utilizes technologies that provide environment-friendly solutions for water and waste management. The acquisition represents an opportunity to participate in a high growth sector of China's industrial and urban infrastructure. China has a population of 1.2 billion people that produces almost four billion tons of sewage daily. This, coupled with the country's increasingly industrialized state, makes the need for clean water and proper waste management even more critical today. Zhong Huan recently began work on the Wuxi City Binhu Waste Water Treatment Factory Project and is actively bidding for other projects in the Yangtze River Delta and Pearl River Delta areas, as well as in Beijing, Tianjin, Shanghai and Hainan.

In July and August 2004, several changes in management occurred, as described in Part III, Item 9, below.

On September 9, 2004 the Board of Directors approved the acquisition of a 15% investment interest in North Space. North Space is a leading steel fabrication company founded in Beijing, China in 1996. The company fabricates heavy steel construction products, such as girders, tanks and bridge steel, and light steel buildings. The company provides planning, design and building services as well as a national distribution system for delivery of their products. North Space's fabrication facilities have current integrated production capacity to generate 50,000 tons of steel and grid structures and 3,000,000 square meters of anodized and colored light steel panels. North Space boasts an international standard, modern manufacturing base with advanced digital control cutting and automatic welding processing line that is ISO 9001 certified. The company has major projects across China, including the State Planning Commission office building, the First City Under the Sun of Zhongxin Guoan, Anshan Beer Co., Ltd., National Cow Gene Embryo Center, Shanxi Nanfeng Chemical Group, and Guangdong Zhanjiang Sugar Co. Ltd. In 2003, North Space's sales exceeded 160 million RMB (20 million USD). The company expects revenues of 200 million RMB (25 million USD) for 2004. Management is formalizing the details of the transaction and preparing final acquisition and management contracts. While management has no reason to believe that the transaction will not be completed, until and unless a formal agreement is executed, management can provide no assurances that this undertaking will be completed.

In light of these pending and completed transactions, management does not intend to continue to pursue the packaged homes business. Until the completion of these acquisitions, the Company is largely inactive.

There can be no assurance that the Company will be able to continue as a going concern or achieve material revenues or profitable operations. The Company requires financing, and no assurances can be given that financing will be available to the Company in the amounts required, or that, if available, will be on terms satisfactory to the Company. Accordingly, our independent auditors included an explanatory paragraph which made reference to the substantial doubt about our ability to continue as a going concern in their audit opinion on our March 31, 2005 financial statements. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

As at July 31, 2005, the Company has no cash on hand. We are currently relying on financing from an unrelated party to fund our continuing operating expenses. We anticipate that we will require approximately $41,000 to continue to maintain a minimal level of operating activities for the next 12 months and will continue to rely on the support of the unrelated party to finance our operating expenses. The pending acquisitions as described above are currently under review by the central government of the People’s Republic of China. If and when the acquisitions are approved, additional funding may be required to complete the pending business combinations. We plan to obtain such additional funds as stockholders loans on an as needed basis.

Currently, our only focus is to obtain approve from the government of People’s Republic of China for the abovementioned business combinations. Until such time that such approval is obtained, we do not have any other planned capital expenditure.

We currently have no employees and will continue to engage contractor for any work on an as needed basis.

Application of Critical Accounting Policies

Our financial statements have been prepared on a going concern basis. We have accumulated a deficit of $186,725 from inception to March 31, 2005. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. We have historically satisfied our working capital needs primarily by loans payable from stockholders and at March 31, 2005, we had a working capital deficit of $72,074, largely as a result of the loan payable on demand. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

Impairment and Disposal of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards ("SFAS") No.144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews the carrying value of its long-lived assets for impairment whenever events and circumstances indicate that the carrying value of the assets might be impaired and the carrying value may not be recoverable. Recoverability of these assets is measured by comparison of the carrying value of the assets to the undiscounted cash flows estimated to be generated by those assets over their remaining economic lives and the eventual disposition of the assets. If the undiscounted cash flows are not sufficient to recover the carrying value of such assets the assets are considered impaired, the impairment loss is measured by comparing the fair value of the assets to their carrying values. Fair value is determined by either a quoted market price or a value determined by a discounted cash flow technique, whichever is more appropriate under the circumstances involved. As a result of the change in business objective in connection with the Share Exchange Agreement with Harper & Harper, Ltd., management wrote-off the remaining balance of the website development costs on June 30, 2004.

Off Balance-sheet Arrangements

The Company has no off balance-sheet arrangements.

New Accounting Pronouncements

On December 16, 2004, FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123(R) would require the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. For public entities that file as a small business issuer, SFAS No. 123(R) is effective for the first interim or annual reporting period beginning after December 15, 2005.

In December 2004, FASB issued SFAS No. 153 to amend Opinion 29 by eliminating the exception for non-monetary exchanges of similar productive assets and replaces it with general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange is defined to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provision of this Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The provisions of this Statement should be applied prospectively.

The Company is assessing the effect on the consolidated financial statements as a result of the implementation of these new standards.

In June 2005, the FASB issued Statement 154, “Accounting Changes and Error Corrections” which replaces APB Opinion 20 and FASB Statement 3. Statement 154 changes the requirements for the accounting and reporting of a change in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the new accounting principle in net income of the period of change. Statement 154 now requires retrospective application of changes in accounting principle to prior period financial statements, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. The statement is effective for fiscal years beginning after December 15, 2005. Management does not expect the adoption of this statement to have a material impact on the Company’s results of operations or financial position.

Item 7. Financial Statements

Wood Products, Inc. (A Development Stage Company) Financial Statements For the years ended March 31, 2005 and 2004 and the period from January 8, 2002 (inception) to March 31, 2005

Contents

Report of Independent Registered Public Accounting Firm

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders of
Wood Products, Inc.
(A Development Stage Company)

We have audited the Balance Sheets of Wood Products, Inc. (a development stage company) as at March 31, 2005 and 2004 and the Statements of Changes in Capital Deficit, Operations and Cash Flows for the years then ended and the cumulative period from January 8, 2002 (inception) to March 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Wood Products, Inc. (a development stage company) as at March 31, 2005 and 2004 and the results of its operations and its cash flows for the years then ended and the cumulative period from January 8, 2002 (inception) to March 31, 2005 in accordance with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no established source of revenue, has accumulated operating losses of $186,725 since its inception and has a working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Dunwoody LLP

Chartered Accountants

Vancouver, Canada
July 27, 2005

Wood Products, Inc.
(A Development Stage Company)
Balance Sheets
(Stated in US Dollars)

March 31	2005	2004

Assets

Current
Cash	$-	$6,297
Prepaid expense	154	390
	154	6,687

Website development costs, net of amortization (Note 2)	-	1,082

Total Assets	$154	$7,769

Liabilities and Capital Deficit

Liabilities

Current
Accounts payable and accrued liabilities	$16,217	$9,824
Loan payable (Note 3)	56,011	-
Due to stockholder (Note 3)	-	25,671

Total Liabilities	72,228	35,495

Capital Deficit
Share capital (Note 5)
Authorized
100,000,000 common shares with par value $0.001
Issued and outstanding
33,750,000 common shares	33,750	33,750
Additional paid-in capital	80,901	80,901
Deficit accumulated in the development stage	(186,725)	(142,377)

Total Capital Deficit	(72,074)	(27,726)

Total Liabilities and Capital Deficit	$154	$7,769

The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

     Wood Products, Inc.
(A Development Stage Company)
Statements of Changes in Capital Deficit (Stated in US Dollars)

For the period from January 8, 2002 (inception) to March 31, 2005

					Deficit
					Accumulated
	Common Shares		Shares	Additional	in the	Total
			to be	Paid-in	Development	Capital
	Shares	Amount	Issued	Capital	Stage	Deficit
Issuance of common shares
at $0.0001 per share on inception	10,000	$10	$-	$(9)	$-	$1
Shares to be issued (Note 5)	-	-	750	-	-	750
Net loss for the period	-	-	-	-	(7,145)	(7,145)
Balance, March 31, 2002	10,000	10	750	(9)	(7,145)	(6,394)
Issuance of common shares
at $0.001 per share (Note 5)	24,750,000	24,750	(750)	-	-	24,000
Issuance of common shares
at $0.004 per share (Note 5)	8,990,000	8,990	-	26,970	-	35,960
Compensation expense for shares
issued below market price	-	-	-	53,940	-	53,940
Net loss for the year	-	-	-	-	(107,137)	(107,137)
Balance, March 31, 2003	33,750,000	33,750	-	80,901	(114,282)	369
Net loss for the year	-	-	-	-	(28,095)	(28,095)
Balance, March 31, 2004	33,750,000	33,750	-	-	(142,377)	(27,726)
Net loss for the year	-	-	-	-	(44,348)	(44,348)
Balance, March 31, 2005	33,750,000	$33,750	$-	$80,901	$(186,725)	$(72,074)

The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

Wood Products, Inc.
(A Development Stage Company)
Statements of Operations
(Stated in US Dollars)

			For the
			period from
			January 8, 2002
	For the year ended March 31		(inception)
	2005	2004	to March 31, 2005
			(Cumulative)
Expenses
Compensation expense (Note 5)	$ -	$-	$53,940
Office and administration	10,890	6,347	22,749
Professional fees	32,351	21,068	106,507
Website development	1,107	680	3,529

Net loss for the period	$(44,348)	$(28,095)	$(186,725)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	33,750,000	33,750,000

The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

Wood Products, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Stated in US Dollars)

			For the
			Period from
			January 8, 2002
	For the year ended March 31		(inception)
	2005	2004	to March 31, 2005
			(Cumulative)

Operating activities
Net loss for the period	$(44,348)	$(28,095)	$(186,725)
Adjustments to reconcile net loss for the period
to cash used in operating activities
Amortization and write-off of website
development costs	1,082	680	2,038
Non-cash compensation expense	-	-	53,940
(Increase) decrease in prepaid expense	236	(390)	(154)
Increase (decrease) in accounts payable and
accrued liabilities	6,393	(750)	16,217

Cash used in operating activities	(36,637)	(28,555)	(114,684)

Financing activities
Advances from (repayment of amounts due to)	(25,671)	25,671	-
stockholder
Proceeds from loan payable	56,011	-	56,011
Proceeds from subscriptions and issuance of
common shares	-	-	60,711

Cash provided by financing activities	30,340	25,671	116,722

Investing activity
Increase in deferred website development costs	-	-	(2,038)

Decrease in cash	(6,297)	(2,884)	-

Cash, beginning of period	6,297	9,181	-

Cash, end of period	$-	$6,297	$-

Supplemental information
Interest and taxes paid	$-	$-	$-

Non-cash financing activities:
Compensation expense on issuance of shares	$-	$-	$53,940

The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

Wood Products, Inc.
(A Development Stage Company)
Summary of Significant Accounting Policies
(Stated in US Dollars)

March 31, 2005 and 2004

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

Income Taxes
Income taxes are accounted for using the liability method which requires the  recognition of income taxes payable or refundable for the current year and deferred  tax liabilities and assets for the future consequences of events that have been  recognized in the Company’s financial statements or tax returns. Under this method,  tax liabilities and assets are determined based on the temporary differences between  the financial statement carrying amounts and tax bases of assets and liabilities using  enacted tax rates in effect in the years in which the differences are expected to  reverse. A valuation allowance is recorded to reduce deferred income tax assets  recognized by the amount of any deferred income tax benefits that, based on available  evidence, are not more likely then not to be realized.

Financial Instruments
The Company’s financial instruments consist of cash, accounts payable and accrued  liabilities, loan payable and amounts due to stockholder. Unless otherwise noted, it is  management’s opinion that the Company is not exposed to significant interest,  currency or credit risks arising from these financial instruments. The fair values of  these financial instruments, except for the loan payable, approximate their carrying  values due to the short-term nature of the instruments. The fair value of the non-  interest bearing loan payable was not practicable to determine.

Loss Per Share
Loss per share is computed in accordance with SFAS No. 128, “Earnings Per Share”.  Basic loss per share is calculated by dividing the net loss available to common  stockholders by the weighted average number of common shares outstanding for the  year. The Company has effectuated a 10:1 forward stock-split in April 2004. Loss  per share for period presented have been adjusted retroactively to account for the  stock-split. Diluted loss per share equals basic loss per share at March 31, 2005 and  2004 because there are no common stock equivalents.

Wood Products, Inc.
(A Development Stage Company)
Summary of Significant Accounting Policies
(Stated in US Dollars)

March 31, 2005 and 2004

Website Development Costs
Direct internal and external costs associated with the development of the features,  content and functionality of the Company’s website incurred during the application  development stage are capitalized. All other costs are expensed including those  incurred after the date upon which the website is declared operational, except for  those costs incurred in respect of significant functionality enhancements. The  capitalized costs are amortized over the estimated three year economic life of the  website and the amortization charges are included in website development costs in the  Statements of Operations. Management reviews the carrying value of the website  development costs whenever events and circumstances indicate that the carrying  value of the asset might be impaired and the carrying value may not be recoverable.  As a result of the change in business direction in connection with the Share Exchange  Agreement with Harper & Harper, Ltd. (Note 1), management wrote-off the  remaining balance of the website development costs on June 30, 2004.

New Accounting Pronouncements
On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued  SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) would  require the Company to measure all employee stock-based compensation awards  using a fair value method and record such expense in its consolidated financial  statements. In addition, SFAS No. 123(R) will require additional accounting related  to the income tax effects and additional disclosure regarding the cash flow effects  resulting from share-based payment arrangements. For public entities that file as a  small business issuer, SFAS No. 123(R) is effective for the first fiscal year beginning  on or after December 15, 2005.

In December 2004, FASB issued SFAS No. 153 to amend Opinion 29 by eliminating  the exception for non-monetary exchanges of similar productive assets and replaces it  with general exception for exchanges of non-monetary assets that do not have  commercial substance. A non-monetary exchange is defined to have commercial  substance if the future cash flows of the entity are expected to change significantly as  a result of the exchange. The provision of this Statement is effective for non-  monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The provisions of this Statement should be applied prospectively.

The Company is assessing the effect on the consolidated financial statements as a result of the implementation of these new standards.

In June 2005, the FASB issued Statement 154, “Accounting Changes and Error  Corrections” which replaces APB Opinion 20 and FASB Statement 3. Statement 154  changes the requirements for the accounting and reporting of a change in accounting  principle. Opinion 20 previously required that most voluntary changes in accounting  principle be recognized by including the cumulative effect of the new accounting  principle in net income of the period of change. Statement 154 now requires  retrospective application of changes in accounting principle to prior period financial  statements, unless it is impractical to determine either the period-specific effects or  the cumulative effect of the change. The statement is effective for fiscal years  beginning after December 15, 2005. Management does not expect the adoption of  this statement to have a material impact on the Company’s results of operations or  financial position.

Wood Products, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Stated in US Dollars)

March 31, 2005 and 2004

1.

Nature of Business and Ability to Continue Operations

Wood Products, Inc. was incorporated on January 8, 2002 under the laws of the State of Nevada. The Company previously organized its business to supply Canadian building products and component material packages for packaged homes for export to customers worldwide. In July 2004, the Company entered into an agreement with Harper & Harper, Ltd. ("Harper & Harper), to acquire 100% of the outstanding shares of Harper & Harper in exchange for 35 million shares of the Company's common stock. The closing of the agreement is subject to and will coincide with the execution of the Share Transfer Agreement between the City of Shijiazjuang and Harper & Harper in connection with the acquisition of an interest in a thermal electronic project in China. As of the date of these financial statements, the Share Transfer Agreement has not yet been closed.

On August 26, 2004, Harper & Harper assigned its rights to acquire 5% interest in a waste water treatment plant construction and management company based in Beijing, China to the Company in accordance with the acquisition agreement between the Company and Harper & Harper.

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

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2005, the Company has no established source of revenue, has accumulated operating losses of $186,725 since its inception and has a working capital deficit of $72,074. The continuation of the Company is dependent upon the continuing financial support of creditors, obtaining long-term financing to complete the acquisition of Harper & Harper, the acquisition of an interest in the thermal electronic project in China and the development of the project to achieve and maintain a profitable level of operations. Management plans to raise additional equity capital as necessary to finance the operating and capital requirements of the Company. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available to sustain operations.

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

Wood Products, Inc.
(A Development Stage Company)
Notes to the Financial Statements
( Stated in US Dollars)

March 31, 2005 and 2004

2.	Website Development Costs

	2005	2004

Direct costs	$2,038	$2,038
Less: accumulated amortization	(1,126)	(956)
	912	1,082
Write-off of direct costs	(912)	-

	$-	$1,082

3.

Loan Payable and Due to Stockholder

Proceeds from the loan payable were used to repay the amounts due to a former stockholder of the Company on August 15, 2004, as well as to cover general and administrative expenses of the Company. The loan payable is unsecured, non-interest bearing, due on demand and payable to an unrelated party.

4.	Income Taxes The tax effects of temporary differences that give rise to the Company’s deferred tax assets are as follows:

	2005	2004
Net operating losses	$45,138	$30,068
Valuation allowance	(45,138)	(30,068)
Deferred tax asset (liability)	$-	$-

The provision for income taxes differs from the amount computed using the federal statutory income tax rate as follows:

	For the year ended March 31
	2005	2004

Provision (benefit) at the federal statutory rate	$(15,070)	$(9,552)
Increase in valuation allowance	15,070	9,552

	$-	$-

Wood Products, Inc.
(A Development Stage Company)
Notes to the Financial Statements
( Stated in US Dollars)

March 31, 2005 and 2004

4.	Income Taxes - Continued

At March 31, 2005, the Company had losses available for income tax purposes of approximately $132,000 which, if not used, will expire in various amounts over the period from 2022 to 2025.

The Company evaluates its valuation allowance requirements based on projected future operations. Management has recorded a valuation allowance because it believes it is more likely than not that the future income tax benefits of the current loss will not be realized. When circumstances change and this causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance will be reflected in current income.

5.	Capital Stock

In February 2002, stock subscriptions for 750,000 shares of common stock were received for an issuance price of $0.001 per share for total proceeds of $750.

During the year ended March 31, 2003, the Company received $59,960 in respect of stock subscriptions for 32,990,000 shares of the Company’s common stock. Stock subscriptions of $24,000 for 24,000,000 shares of common stock were received in May 2002 for an issuance price of $0.001 per share. Stock subscriptions of $35,960 for an additional 8,990,000 shares of common stock were received from directors in June 2002 for an issuance price of $0.004 per share. The Company recorded additional paid-in capital of $53,940 in connection with the issuance of these 8,990,000 common shares as compensation expense based on the difference between the subscribed price and the price at which the shares were being offered to the public.

The shares were issued in July 2002.

In April 2004, the Board of Directors approved a forward stock-split on a 10:1 basis such that immediately following the forward stock-split, the number of outstanding common shares of the Company increased from 3,375,000 shares to 33,750,000 shares. The effective date for the forward stock-split was April 22, 2004. The financial statements have been adjusted retroactively to account for the stock-split.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None. Not applicable.

Item 8A. Controls and Procedures

As of March 31, 2005, the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company’s disclosure controls and procedures were effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed to monitor its effectiveness. During the fiscal year ended March 31, 2005, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

Item 8B. Other Information

No items required to be reported on Form 8-K during the fourth quarter of the year covered by this report were not previously reported on Form 8-K.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Wood Products’ executive officers and directors and their respective ages as of March 31, 2005, are as follows:

Executive Officers and Directors:

Name of Officer / Director	Age	Office Held	Director Since
Chris Harper	56	Chief Executive Officer and	May 2004
		Chairman
Alexander Chen	62	Chief Financial Officer	May 2004

The term of office for each director is one year, or until the next annual meeting of the shareholders.

None of the officers or directors of the Company are involved in any bankruptcies or criminal proceedings; are not subject to any order, judgment or decree of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and has not been found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity futures Trading Commission to have violated a federal or state securities or commodities law, which judgment has not been reversed, suspended or vacated.

No family relationships exist by and between any of the Company’s officers or directors.

The following sets out the principal occupation, past five years' business experience and other directorships held by each of the directors and executive officers of the Company:

Chris L. Harper

Mr. Harper began developing projects in Mainland China in 1998. He is currently the Chairman of Harper & Harper Investment Consulting (Beijing) Co. Ltd., a privately held Chinese consulting firm and a director/officer of two other publicly-traded companies: Chairman and Chief Executive Officer of Jupiter Enterprises Inc. (OTCBB:JPTR), and Chairman and Chief Executive Officer of Sino Real Property Development Corp. (OTCPK:SRPJ).

Alexander Chen

Mr. Chen joined Harper & Harper Investment Consulting (Beijing) Co., Ltd. (Harper & Harper) (at its inception in 2000. He has since provided senior management services in several fields to both Chinese companies, Harper & Harper and Sino Real Property Development Corp. Mr. Chen's corporate experience includes management level positions in Chinese companies, and Sino-Foreign Joint Ventures participating in financial investment, international trade and steel structure building construction. He is currently the Chief Financial Officer of Harper & Harper Investment Consulting (Beijing) Co. Ltd., a privately held Chinese consulting firm, a Director and Chief Financial Officer of Jupiter Enterprises, Inc. (OTCBB:JPTR), and a Director and Chief Financial Officer of Sino Real Property Development Corp. (OTCPK:SRPJ).

Audit Committee and Audit Committee Financial Expert Disclosure

The Company’s Board of Directors does not have a separately designated audit committee and an “audit committee financial expert”. The Board of Directors does not have an audit committee financial expert at this time due to the fact that the Company has only limited operations and no revenues. As such the entire Board of Directors is acting as an audit committee.

Code of Ethics

The Company has not adopted a formal code of ethics because all of its executive officers are also directors, who are already subject to ethical and fiduciary standards imposed by law. However, the Company intends to develop a formal code of ethics that will apply to all of its executive officers, directors and future employees. Upon completion, the Company will provide to any person, without charge and upon request, a copy of the code of ethics. Any such request must be made in writing to the Company, You Yi Cun Liuying Park No. 8, Huangsi Daje, Beijing, PRC 100011.

Employment Agreements

N/A

Significant Employees

Wood Products has no significant employees. Executive officers and directors described above are engaged as consultants whose time and efforts are being provided to Wood Products without compensation at this time.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the registrant under Rule 16a-3(d) during the most recent fiscal year and Forms 5 and amendments thereto furnished to the registrant with respect to its most recent fiscal year, and any written representation, the registrant is not aware of any individual or entity who, at any time during the fiscal year, was an officer, director, beneficial owner of more than ten percent of any class of securities of the registrant that failed to file on a timely basis reports required by Section 16(a) during the most recent fiscal year or prior years.

Item 10. Executive Compensation.

Summary Compensation Table

						Securities
Name and					Restricted	underlying
principal	Fiscal			Other annual	stock	options/	LTIP	All other
position	Year	Salary	Bonus	compensation	award(s)	SARs	payouts	compensation
Chris	2005	0	0	0	0	0	0	$ 0
Harper,	2004	0	0	0	0	0	0	$ 0
CEO	2003	0	0	0	0	0	0	$ 0

Alexander	2005	0	0	0	0	0	0	$ 0
Chen,	2004	0	0	0	0	0	0	$ 0
CFO	2003	0	0	0	0	0	0	$ 0

There has been no cash payment paid to the executive officers for services rendered in all capacities to us for the fiscal period ended March 31, 2005. There has been no compensation awarded to, earned by, or paid to the executive officers by any person for services rendered in all capacities to us for the fiscal period ended March 31, 2005.

Stock Option Grants

Wood Products did not grant any stock options to the executive officers during the most recent fiscal year ended March 31, 2005. Wood Products has also not granted any stock options to the executive officers since incorporation, January 8, 2002.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table provides the names and addresses of each person known to Wood Products to own more than 5% of the outstanding common stock as of March 31, 2005, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common Stock	Chris Harper	5,006,000 shares (a)	14.8%
Common Stock	Alexander Chen	100,000 shares	0.003%
Common Stock	All Officers and Directors as a Group that consists of 2 people.	5,106,000 shares	14.803%

Common Stock	Frank Bartek Suite 186 – 8120 #2 Road, Richmond, BC V7B 5J8	3,000,000 shares	8.9%
(a)	Includes 3,000,000 common shares own by Mr. Harper directly and 2,006,000 common shares held by Harper & Haper, which is owned by Mr. Harper.

The percent of class is based on 33,750,000 shares of common stock issued and outstanding as of March 31, 2005.

Equity Compensation Plan Information

None.

Item 12. Certain Relationships and Related Transactions.

No persons who may, in the future, be considered a promoter will receive or expect to receive assets, services or other consideration from us. No assets will be or are expected to be acquired from any promoter on behalf of our company. We have not entered into any agreements that require disclosure to our shareholders.

Item 13. Exhibits and Reports on Form 8-K

Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Bylaws	Previously filed
31.1	Rule 13a-14(a)/15d-14(a) Certifications	Included
31.2	Rule 13a-14(a)/15d-14(a) Certifications	Included
32.1	Section 1350 Certifications	Included
32.2	Section 1350 Certifications	Included

Item 14. Principal Accountant Fees and Services

Audit Fees: All fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant’s annual financial statements and the review of financial statements included in the registrant’s Form 10QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

2004	:	$12,308
2005	:	$15,487

Audit-Related Fees: All fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under Item 9(e)(f1) of Schedule 14A.

2004	:	None
2005	:	None

Tax Fees: The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning:

2004	:		$793	Nature of Services: tax compliance - filing of US tax return for fiscal 2004
2005	:	$	Nil	Nature of Services: None (see note below)

Note:	Preparation of the Company’s corporate tax return for the fiscal year ended March 31, 2005 is currently underway.

All other fees:

2004	:	None
2005	:	None

Audit Committee Pre-approval

The Company does not at this time have an audit committee, therefore, no policies or procedures other than those required by SEC rules on auditor independence, have been implemented. The Board of Directors will have to pre-approve the engagement of the Company’s principal independent accountants to provide non-audit services. No non-audit services, except for the preparation of corporate tax returns, for which pre-approval has been obtained, were provided by the Company's principal independent accountants in 2005.

Signature

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOOD PRODUCTS, INC.

/s/ Chris Harper
Chris Harper, CEO
Dated: August 15, 2005

/s/ Alexander Chen
Alexander Chen, CFO
Dated: August 15, 2005